Form 10-K
period 2010-12-31
MyOtherCountryClub.com
filed 2011-03-31
CIK 1477168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-165407

MyOtherCountryClub.com

18124 Wedge Pkwy, Ste 1050 Reno, NV 89511 775-851-7397 775-201-8331 fax www.myothercountryclub.com

Nevada	7997	27-0585702
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Copies to: Michael Smith c/o MyOtherCountryClub.com 18124 Wedge Pkwy, Ste 1050 Reno, NV 89511 775-851-7397 775-201-8331 fax www.myothercountryclub.com

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [x  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 8,400,000 common shares issued and outstanding as of March 20, 2011.

Part 1

Item 1. Business

 GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in Nevada June 2nd 2009 and our year end is December 31.

OUR BUSINESS

We are a start-up stage company. We are a company without revenues; we have minimal assets and have incurred losses since inception.  We are developing a website (www.myothercountryclub.com) that will offer reciprocal golf to members of Private Country Clubs throughout the United States and other related services

WHERE YOU CAN FIND US

Our offices are located at:

Agent for service
MyOtherCountryClub.com
18124 Wedge Pkwy, Ste 1050
Reno, NV 89511
775-851-7397
www.myothercountryclub.com

MyOtherCountryClub.com (MOCC) is an independent organization that is dedicated to providing private golf clubs and their respective members with an optimal level of reciprocal play.

Members of private country clubs are entitled to play hundreds of private courses worldwide due to an arrangement between clubs called reciprocity.  In the past, this procedure only worked when a PGA pro at a private club arranged reciprocal play on behalf of a member.  If a pro was unavailable, arranging play at private clubs was not a possibility.  MOCC hopes to solve this problem by enabling private country club members to take full advantage of their privileges.

Reciprocal play entitles members of private golf clubs to play other private golf clubs.  Private golf clubs often provide reciprocal golfers with a discounted play rate.

While some private golf clubs do not accommodate reciprocal play, the majority of private golf clubs have discovered that it increases revenue and membership levels.

MOCC’s primary function is to provide a user-friendly service thru its web site that enables private golf club members to make the most of their reciprocal play privileges.

The organization’s mission is to assemble an extensive reciprocal golf network that is valuable for both private golf clubs and private golf club members.

DESCRIPTION OF OUR BUSINESS

 MyOtherCountryClub.com (MOCC) is an independent organization that is dedicated to providing private golf clubs and their respective members with an optimal level of reciprocal play.

Members of private country clubs are entitled to play private courses worldwide due to an arrangement between clubs called reciprocity.  In the past, this procedure only worked when a PGA pro at a private club arranged reciprocal play on behalf of a member.  If a pro was unavailable, arranging play at private clubs was not a possibility.  MOCC feels it is uniquely positioned to solve this problem by enabling private country club members to take full advantage of their privileges.

GENERAL INFORMATION ABOUT OUR COMPANY

We are a start-up stage company. We are a company without revenues or operations; we have minimal assets and have incurred losses since inception.  We are developing a website (www.myothercountryclub.com) that will offer reciprocal golf to members of private Country Clubs throughout the United States and other related services

MyOtherCountryClub.com (MOCC) is an independent organization that is dedicated to providing private golf clubs and their respective members with an optimal level of reciprocal play.

Reciprocal play entitles members of private golf clubs to play other private golf clubs.
Private golf clubs often provide reciprocal golfers with a discounted play rate.

While some private golf clubs do not accommodate reciprocal play, the majority of private golf clubs have discovered that it increases revenue and membership levels.

MOCC’s primary function is to provide a user-friendly service thru its web site that enables private golf club members to make the most of their reciprocal play privileges.

The organization’s mission is to assemble an extensive reciprocal golf network that is valuable for both private golf clubs and private golf club members.

INDUSTRY BACKGROUND

It is our observation that Private Golf Clubs are feeling the “pinch” of the economy throughout the United States. Although many restrictive private country clubs traditionally recruit members by invitation only; recently private Country Clubs in the Reno, NV area are promoting memberships with no initiation fee and nominal monthly spending limits.  Some of these courses were offering their memberships for a staggering $50,000 or more two years ago.

Some of these clubs are promoting an “affiliate” program for members who did not have to pay the fee for about three years. When that time period ends, the affiliated members will have to decide whether to remain and pay the full fee or to resign from the club — perhaps to look for another deal from another club.

In Arizona, the Anthem Golf & Country Club, about 35 miles north of Phoenix, is offering to pay the golf dues for new members through November. Anthem is also pursuing what is becoming a common strategy among private clubs, aggressively chasing the family market with a host of low-cost, non-golf programs and attractions.  It’s almost like buying a car or a house right now. You just have to have the guts to pull the trigger.

Scores of people across the country have relinquished their country club memberships to save money, and thousands have suspended their memberships for a year. Many private clubs, attempting to maintain their high levels of service and hefty operating budgets amid the recession, have responded by discounting, delaying or waiving initiation fees. Annual dues, often in the range of $10,000 to $20,000, are being restructured or offered in installment packages, and senior members are being solicited for short-term loans to keep some clubs financially stable.

Industry analysts are predicting that some struggling private clubs will close in the next year or two. But it may not be a significant number because many of those will instead become public enterprises, or semiprivate clubs that accept nonmembers for play at certain times, like weekdays.”

But the private club isn’t going away. In 10 years, there could be as many as 4,000 private clubs and about 12,000 other golf facilities, just like we have now. Already, far more people play golf at public courses than private ones. Of the estimated 28 million golfers in the United States, about 2.1 million belong to private clubs. Membership has traditionally meant access to a high-level golf course, which is usually far less crowded than a public facility — not an inconsequential benefit on weekends in populated areas like the Northeast. A private club’s grounds often include a clubhouse, a pool and tennis courts. These enticements remain the primary perks of membership, but the typical private club now faces cultural forces that began undermining its appeal even before the economic crisis. Two-income families with hectic schedules, which include weekends chock full of youth sports games or music lessons or karate classes, do not have the time to spend a day playing golf or tennis followed by a leisurely lunch or formal dinner. The demographic has shifted, and now people want fitness centers, junior programs, casual dining and programs that engage the whole family.” The Anthem Golf & Country Club, for example, has not one but two state-of-the-art fitness centers. The club has a variety of dining options and also offers hiking excursions, children’s cooking classes, complimentary golf clinics, happy-hour pricing in its lounge and “dive-in movies” for children and adults in its pool.” Deciding whether to spend the money to join a club has become a family decision.

We hope our program will be well received by our targeted market, the Country Clubs themselves as an added value to their current and future membership options.  Added services we might be able to offer the Club members in the future will also enhance the value of their memberships.

PRINCIPAL SERVICES AND THEIR MARKETS

MyOtherCountryClub.com (MOCC) is an independent organization that is dedicated to providing private golf clubs and their respective members with an optimal level of reciprocal play.  We feel a Private Club offering our services for “free” will only enhance its own value to its Members.

Members of private country clubs are entitled to play hundreds private courses worldwide due to an arrangement between clubs called reciprocity.  In the past, this procedure only worked when a PGA pro at a private club arranged reciprocal play on behalf of a member.  If a pro was unavailable, arranging play at private clubs was not a possibility.  MOCC is uniquely positioned to solve this problem by enabling private country club members to take full advantage of their privileges.

Reciprocal play entitles members of private golf clubs to play other private golf clubs.
Private golf clubs often provide reciprocal golfers with a discounted play rate.

While some private golf clubs do not accommodate reciprocal play, the majority of private golf clubs have discovered that it increases revenue and membership levels.

MOCC’s primary function is to provide a user-friendly service thru its web site that enables private golf club members to make the most of their reciprocal play privileges.

The organization’s mission is to assemble an extensive reciprocal golf network that is valuable for both private golf clubs and private golf club members.

We intend to negotiate strategic alliances with as many of the Private Country Clubs as possible.

We also intend to negotiate strategic alliances with International Resorts and Clubs as well.  We will offer direct advertising of those resorts that we enter into strategic alliances with through a link on our website, through flyers and promotional material that we create, and through personal selling in exchange for a commission based percentage of the sale of rooms, tee times or other services booked by a client introduced by us.

DISTRIBUTION METHODS

Marketing Strategy

We intend to negotiate strategic alliances with as many of the Private Country Clubs as possible.

We also intend to negotiate strategic alliances with International Resorts and Clubs as well.  We will offer direct advertising of those resorts that we enter into strategic alliances with through a link on our website, through flyers and promotional material that we create, and through personal selling in exchange for a commission based percentage of the sale of rooms, tee times or other services booked by a client introduced by us.

We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important strategic alliances within the Golf community.  This would be an opportunity to meet and network with hundreds of people in the Golf Club industry.

Initially we intend to aggressively court the key database of Private Country Clubs in the United States in order to attract initial clients and strategic partners. We also intend to attract and add new clients through our website.

Other methods of communication will include:

*	Email mailings - regular e-mailings to potential customers with updated company information and special offers

*	Direct mail - brochures and newsletters

*	Sampling - occasionally a discounted service package may be offered as a trade-in-kind to a visible and vocal trendsetter such as an advertising agent for a magazine or radio station.

*	Informal marketing/networking - activities such as joining organizations or attending tradeshows and conferences.

Customer-based marketing will include:

*	Emphasizing repeat sales to clients who have used our services

*	Exploring additional sales tactics to increase the total revenue per client through the sale of extra services

*	Additional sales facilitated by links to our website

*	Strategic partnerships such as cooperative advertising

*	Special offers and promotions such as limited time offers or seasonal promotions.

Website Marketing Strategy

Web marketing will start with our known contacts whom we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (Meta tags) and utilizing link and banner exchange options.

STATUS OF ANY PUBLICLY ANNOUNCED SERVICES

None at this time

COMPETITION

MOCC considers ALL private country clubs as both competition as well as our main source of revenues.

Private Golf Connections Inc. (PGCI) for example is a web based global golf community for private golfers from all over the world. As long as you are currently a member in good standing at a private golf club anywhere in the world (and you must be able to prove it), you are eligible to join the PGCI global member community.  They offer their services directly to Members of Private Clubs for a monthly membership fee in the $300 to $500 range (www.privategolfconnections.com/index.asp?content_id=95). We on the other hand will offer our Memberships directly to the Club itself for a monthly fee of $150.  This fee will allow all members to participate for no additional cost to them other than their green fees.  We want to market our service to the Club itself so in these tough economic times the Club can promote our services as an added value to their Club membership.

SOURCES OF AND AVAILABILITY OF SERVICES

MOCC has at this time a potential market of hundreds of Private courses in the United State and will provide its own services to its selected market.  However, in the future should other opportunities arise MOCC believes it has the flexibility to enter other markets.

DEPENDENCE ON ONE OR A FEW MAJOR MEMBER CLUBS

At this time, MOCC is a startup venture and currently has no customers, however the company does not anticipate any one future Member Club being more important than another.

PATENTS AND TRADEMARKS

The Company currently has no registered patents or trademarks.

GOVERNMENT AND INDUSTRY REGULATION

None at this time

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company currently has no research and development activities

ENVIRONMENTAL LAWS

Company operations currently have no material effect on the environment.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company has one part-time employee. There are no employee agreements in effect

Item 2 DESCRIPTION OF PROPERTY

The Company currently uses office space donated by Michael F Smith, President of the company at no cost to MOCC at 18124 Wedge Pkwy, Ste 1050, Reno, Nv 89511.

Item 3 LEGAL PROCEEDINGS

There are no lawsuits filed or pending against the Company by others, and no lawsuits filed or pending against others by the Company.  There are no contingencies, sureties or guaranties in existence.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 20, 2011, the Company has a total of 39 shareholders.  No public market currently exists for shares of our common stock. we will be applying to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

Currently, we have 39 holders of record of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

STOCK ISSUED FOR CASH

In connection with our private placement completed in June 2009, we issued 350,000 shares of our common stock to 34 investors at $0.01 per share for an aggregate purchase price of $3,500 to the investors.

We issued these shares in reliance on the safe harbor provided by Regulation D Rule 504 promulgated under Section 3(b) of the Securities Act of 1933, as amended.  These stockholders who received the securities representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon our management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of December 31, 2010.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW/BUSINESS OF ISSUER/ PLAN OF OPERATION

We were incorporated in the State of Nevada on June 2, 2009. We have not started operations. We are developing a website (www.myothercountryclub.com) that will offer Reciprocal Golf to members of Private Country Clubs in the United States. We have not generated any revenues as of December 31, 2010 and the only operation we have engaged in is the development of a business plan and our web site. Our business office is located at 18124 Wedge Pkwy, Ste 1050, Reno, NV 89511 and our phone number is 775-851-7397.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not begun operations but will begin operations when this offering is effective and initial funds are being raised. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

We will not be charging for our services initially till we have agreements in place with twenty Private Clubs. Our monthly fees to our Member Clubs will be $150 per month or $1,500 annually.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2010

The Company has incurred losses since inception resulting in an accumulated deficit of $24,196 as of December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LIQUIDITY

We have cash assets at December 31, 2010 of $152. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations.  We have secured no sources of loans. We had no cash flow or revenues during the year ended December 31, 2010.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $24,196 as of December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to disclose this item.

Item 8. Financial Statements and Supplementary Data

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
MyOtherCountryClub.com
Reno, Nevada

We have audited the accompanying balance sheets of MyOtherCountryClub.com (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholder’s deficit, and cash flows for the periods then ended and for the period from June 2, 2009 (Date of Inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MyOtherCountryClub.com as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the periods then ended and for the period from June 2, 2009 (Date of Inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 21, 2011

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

ASSETS	December 31, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$152	$1,251

Total Assets	$152	$1,251

LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$7,000	$6,500
Loan from shareholder	5,798	1,500

Total Liabilities	12,798	8,000

Stockholder's Deficit
Common stock, par value $0.001; 50,000,000 shares authorized, 8,400,000 shares issued and outstanding	8,400	8,400
Additional paid in capital	3,150	3,150
Deficit accumulated during the development stage	(24,196)	(18,299)
Total Stockholder's Deficit	(12,646)	(6,749)

Total Liabilities and Stockholder's Deficit	$152	$1,251

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
PERIODS ENDED DECEMBER 31, 2010 AND 2009
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO DECEMBER 31, 2010

	Year ended December 31, 2010	For the period from June 2, 2009 (Inception) to December 31, 2009	For the period from June 2, 2009 (Inception) to December 31, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	4,500	5,000	9,500
Consulting fees – related party	0	13,050	13,050
General and administrative expenses	1,397	249	1,646

TOTAL OPERATING EXPENSES	5,897	18,299	24,196

NET LOSS FROM OPERATIONS	(5,897)	(18,299)	(24,196)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(5,897)	$(18,299)	$(24,196)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,400,000	8,400,000

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO DECEMBER 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total

Inception, June 2, 2009	-	$-	$-	$-	$-

Shares issued as compensation for services at par value	8,050,000	8,050	-	-	8,050

Shares issued for cash at $0.005 per share	350,000	350	3,150	-	3,500

Net loss for the period ended December 31, 2009	-	-	-	(18,299)	(18,299)

Balance, December 31, 2009	8,400,000	8,400	3,150	(18,299)	(6,749)

Net loss for the year ended December 31, 2010	-	-	-	(5,897)	(5,897)

Balance, December 31, 2010	8,400,000	$8,400	$3,150	$(24,196)	$(12,646)

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
PERIODS ENDED DECEMBER 31, 2010 AND 2009
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO DECEMBER 31, 2010

	Year ended December 31, 2010	For the period from June 2, 2009 (Inception) to December 31, 2009	For the period from June 2, 2009 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,897)	$(20,691)	$(24,196)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation	0	8,050	8,050
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	500	4,000	7,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,397)	(8,641)	(9,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	3,500	3,500
Loans from shareholder	4,298	5,300	5,798
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,298	8,800	9,298

NET INCREASE (DECREASE) IN CASH	(1,099)	159	152
Cash, beginning of period	1,251	0	0
Cash, end of period	$152	$159	$152

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MyOtherCountryClub.com (the "Company" or “MOCC”) was incorporated under the laws of the State of Nevada on June 2, 2009.  We are developing a website (www.myothercountryclub.com) that will offer reciprocal golf to members of private Country Clubs throughout the United States and other related services. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $24,196 as of December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $152 of cash as of December 31, 2010.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

MOCC does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and December 31, 2009 consisted of amounts owed to the Company’s outside independent auditors and a firm that assisted the Company in filing its S-1.

NOTE 5 – LOAN FROM SHAREHOLDER

On August 26, 2009, an officer and shareholder loaned the Company $1,500. The loan is unsecured, non-interest bearing, and due on demand. The Company received additional loans of $4,298 during the year ended December 31, 2010 from the same shareholder/officer.

The balance due to the shareholder was $5,798 and $1,500 as of December 31, 2010 and 2009, respectively.

NOTE 6 – COMMON STOCK

The authorized capital of the Company is 50,000,000 common shares with a par value of $ 0.001 per share.

On June 2, 2009, the Company issued 8,050,000 shares of common stock at in exchange for services rendered for total compensation of 8,050.  See Note 5.

Additionally on June 2, 2009, the Company issued 350,000 shares of common stock for total proceeds of $3,500.

There were 8,400,000 shares of common stock issued and outstanding as of December 31, 2010 and December 31, 2009.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS

The following shares were issued for services rendered in the development of the business and its business plan.  All shares were valued at $.001 par value on June 2, 2009.

The Company issued 7,500,000 to Michael F. Smith, CEO for services rendered.

The Company issued 400,000 shares to Ramona Smith for services rendered in developing the company’s business plan.

The Company issued 50,000 to Arrowcreek Consulting for services rendered in developing the company’s business plan (Andrew Yardley).

The Company issued 50,000 shares to Rosewood Lakes Consulting for services rendered in developing the company’s business plan (Tracy Larson).

The Company issued 50,000 shares to Lakeridge Consulting for services rendered in developing the company’s business plan (Mark Kaiser).

NOTE 8 – INCOME TAXES

As of December 31, 2010 and December 31, 2009, respectively, the Company had net operating loss carry forwards of approximately $24,200 and $18,299 that may be available to reduce future years’ taxable income in varying amounts through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at December 31:

	2010	2009
Federal income tax benefit attributable to:
Current Operations	$2,008	$6,222
Less: valuation allowance	(2,008)	(6,222)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$8,230	$6,222
Less: valuation allowance	(8,230)	(6,222)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $24,200 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2010 to March 21, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G  of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.  We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

OFFICERS AND KEY PERSONNEL OF THE COMPANY

The address of each executive officer and director is c/o:	MyOtherCountryClub.com
18124 Wedge Pkwy, Ste 1050
Reno, Nv 89511

Michael F Smith - Founder, Chairman and CEO (Director, Age: 60)

Mr. Smith has been working in electronic commerce and the Internet since 1985. He has an extremely broad background in IT, Internet Security and Systems Analysis.  Mr. Smith is an entrepreneur who works independently and has no “employer”.

2005 – 2006 As Consultant, designed, installed and configured the technical production infrastructure to bring “The Weekly Top Forty Show” with Rick Dees onto the Internet.  Included training folks on media streaming preparation, editing and production.

2006 – Current: Founded Media XXL, a Nevada corporation, to provide executive consulting services (business planning, financial planning, strategic planning) to: - Owl Pals, LLC (later became Owl Pals Inc.), a producer of children’s toys and books.  Mr. Smith is the only employee of this company and is “on call” as a consultant to the company.

2007 – Current: Founded the Perfect Internet Service to provide web enabled services for all Internet-enabled devices, especially portable devices like the iPhone, iPod touch, (now, also iPad), Sony PSP and Android smart phones.  First project is “My Online Health Journal” (in development) and “Smart 911” (in design).  Mr. Smith is the only employee of this company and it is still in the “concept” stage.  Mr. Smith devotes about 10 hours a week to this project.

2008 - Current:  Part of the design team of “Green” municipal planning for “Monarch Cancun” a golf resort in development in Cancun, MX. Mr. Smith is an IT consultant to the Resort and monitors their internet security.  Mr. Smith devotes perhaps 20 hours a week at this time to this project.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of change of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

EXECUTIVE COMPENSATION

We do not currently compensate our Officers and Directors, as outlined in this document. We do not currently offer benefits, such as health or life insurance.

SUMMARY COMPENSATION

At this time there is no compensation being offered to any of the Officers/Directors

STOCK AND OPTION AWARDS

There have been no stock options or awards other than the original “founders” stock, which was issued for services to the founders.

DIRECTORS’ COMPENSATION

Directors are not compensated.

EMPLOYMENT CONTRACTS AND OFFICERS’ COMPENSATION

There are no employment agreements

INCENTIVE STOCK OPTION PLAN AND INCENTIVE STOCK OPTION AGREEMENT

None at this time

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS

None at this time

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 7,500,000 common shares.     The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

	Percent of	Number of
	Voting	Common
Beneficial Owner Officer/Directors (1)	Shares Owned (2)	Shares Owned (3)
Michael F Smith – Chief Executive Officer	89%	7,500,000

Total Shares Outstanding		8,400,000
Total Shares Authorized		50,000,000
Total Shares owned by Officers and Directors		7,500,000
The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

Narrative Disclosure to Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following shares were issued for services rendered in the development of the business and its business plan.  All shares were arbitrarily valued at $.001 par value on June 2, 2009.

The Company issued 7,500,000 shares valued at $7,500 to Michael F Smith, CEO for services rendered on June 2nd 2009

The Company issued 400,000 shares valued at $400.00 to Ramona Smith, sister-in-law to Mr. Smith for services rendered on June 2nd 2009 in developing the company’s business plan and book keeping.  She is not an employee.

The Company issued 50,000 shares valued at $50.00 to ArrowCreek Consulting for services rendered in developing the company’s business plan (Andrew Yardley).

The Company issued 50,000 shares valued at $50.00 to Rosewood Lakes Consulting for services rendered in developing the company’s business plan (Tracy Larson).

The Company issued 50,000 shares valued at $50.00 to Lakeridge Consulting for services rendered in developing the company’s business plan (Mark Kaiser).

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements and quarterly financial statement reviews for the periods ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$5,700	$0	$0	$0
2009	$3,350	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8).

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on April 6, 2010.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, in the City of Reno, State of Nevada on March 20, 2011.

MyOtherCountryClub.com
(Registrant)

By: /s/ Michael F. Smith	March 20, 2011
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ Michael F. Smith	March 20, 2011
CEO

By: /s/ Michael F. Smith	March 20, 2011
President

By: /s/ Michael F. Smith	March 20, 2011
Principle Executive Officer

By: /s/ Michael F. Smith	March 20, 2011
CFO

By: /s/ Michael F. Smith	March 20, 2011
Principle Accounting Officer