Form 10-K/A
period 2010-12-31
MyOtherCountryClub.com
filed 2011-05-17
CIK 1477168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No [   ]

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

Explanatory Note: Our prior filed Form 10K is being amended for the change in reporting as a Shell.  Form 10K was inadvertently marked as an operating Corporation.  No other changes have been made as originally filed.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, in the City of Reno, State of Nevada on May 17, 2011.

MyOtherCountryClub.com
(Registrant)

By: /s/ Michael F. Smith	May 17, 2011
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ Michael F. Smith	May 17, 2011
CEO

By: /s/ Michael F. Smith	May 17, 2011
President

By: /s/ Michael F. Smith	May 17, 2011
Principle Executive Officer

By: /s/ Michael F. Smith	May 17, 2011
CFO

By: /s/ Michael F. Smith	May 17, 2011
Principle Accounting Officer