Form 10-Q
period 2011-03-31
MyOtherCountryClub.com
filed 2011-05-24
CIK 1477168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

MyOtherCountryClub.com
(Exact name of registrant as specified in its charter)

18124 Wedge Pkwy, Ste 1050 Reno, NV 89511 775-232-1950 or775-201-8331 fax (Company address)

Nevada	27-0585702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Agent For Service: How2gopublic.com 4790 Caughlin Pkwy, Ste 387 Reno, NV 89519 775-851-7397 or 775-201-8331 fax www.howtogopublic.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,400,000 common shares issued and outstanding as of May 20, 2011.

PART I

ITEM 1.  FINANCIAL STATEMENTS

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2011

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2011

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS	March 31, 2011	December 31, 2010
Current Assets
Cash and cash equivalents	$144	$152

Total Assets	$144	$152

LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$4,500	$7,000
Loan from shareholder	8,798	5,798

Total Liabilities	13,298	12,798

Stockholder's Deficit
Common stock, par value $0.001; 50,000,000 shares authorized, 8,400,000 shares issued and outstanding	8,400	8,400
Additional paid in capital	3,150	3,150
Deficit accumulated during the development stage	(24,704)	(24,196)
Total Stockholder's Deficit	(13,154)	(12,646)

Total Liabilities and Stockholder's Deficit	$144	$152

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO MARCH 31, 2011

	Three months ended March 31, 2011	Three months ended March 31, 2010	For the period from June 2, 2009 (Inception) to March 31, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	500	500	10,000
Consulting fees – related party	0	0	13,050
General and administrative expenses	8	22	1,654

TOTAL OPERATING EXPENSES	508	522	24,704

NET LOSS FROM OPERATIONS	(508)	(522)	(24,704)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(508)	$(522)	$(24,704)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,400,000	8,400,000

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO MARCH 31, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total

Inception, June 2, 2009	-	$-	$-	$-	$-

Shares issued as compensation for services at par value	8,050,000	8,050	-	-	8,050

Shares issued for cash at $0.005 per share	350,000	350	3,150	-	3,500

Net loss for the period ended December 31, 2009	-	-	-	(18,299)	(18,299)

Balance, December 31, 2009	8,400,000	8,400	3,150	(18,299)	(6,749)

Net loss for the year ended December 31, 2010	-	-	-	(5,897)	(5,897)

Balance, December 31, 2010	8,400,000	8,400	3,150	(24,196)	(12,646)

Net loss for the three months ended March 31, 2011	-	-	-	(508)	(508)

Balance, March 31, 2011	8,400,000	$8,400	$3,150	$(24,704)	$(13,154)

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO MARCH 31, 2011

	Three months ended March 31, 2011	Three months ended March 31, 2010	For the period from June 2, 2009 (Inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(508)	$(522)	$(24,604)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation	0	0	8,050
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,500)	(2,500	4,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,008)	(3,022)	(12,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	3,500
Loans from shareholder	3,000	1,800	8,798
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,000	1,800	12,298

NET INCREASE (DECREASE) IN CASH	(8)	(1,222)	144
Cash, beginning of period	152	1,251	0
Cash, end of period	$144	$29	$144

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $24,604 as of March 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $144 and $152 of cash as of March 31, 2011 and December 31, 2010, respectively.

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
MARCH 31, 2011

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

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

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at March 31, 2011 and December 31, 2010 consisted of amounts owed to the Company’s outside independent auditors and a firm that assisted the Company in filing its S-1.

NOTE 5 – LOAN FROM SHAREHOLDER

On August 26, 2009, an officer and shareholder loaned the Company $1,500. The loan is unsecured, non-interest bearing, and due on demand. The Company received additional loans of $4,298 during the year ended December 31, 2010 and $3,000 during the three months ended March 31, 2011 from the same shareholder/officer.

The balance due to the shareholder was $8,798 and $5,798 as of March 31, 2011 and December 31, 2010, respectively.

NOTE 6 – COMMON STOCK

The authorized capital of the Company is 50,000,000 common shares with a par value of $ 0.001 per share.

On June 2, 2009, the Company issued 8,050,000 shares of common stock at in exchange for services rendered for total compensation of 8,050.  See Note 5.

Additionally on June 2, 2009, the Company issued 350,000 shares of common stock for total proceeds of $3,500.

There were 8,400,000 shares of common stock issued and outstanding as of March 31, 2011 and December 31, 2010.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

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

NOTE 8 – INCOME TAXES

As of March 31, 2011 and December 31, 2010, respectively, the Company had net operating loss carry forwards of approximately $24,600 and $24,200 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at March 31, 2011 and 2010:

	2011	2010
Federal income tax benefit attributable to:
Current Operations	$173	$177
Less: valuation allowance	(173)	(177)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$8,400	$8,230
Less: valuation allowance	(8,400)	(8,230)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $24,700 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2011 to May 20, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

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

For the period ended March 31, 2011 we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2011 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three months ended March 31, 2011 and from June 2, 2009 (inception) to March 31, 2011.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended March 31, 2011 totaled $508 and $522 for the three months ended March 31, 2010 as compared to operating expenses totaling $24,704 from June 2, 2009 (inception) to March 31, 2011.  The increase in 2011 as compared to 2010 resulted primarily from professional fees incurred related to our public company filing obligations.

Net Loss

Net losses during the three months ended March 31, 2011 totaled $508 and $522 for the three months ended March 31, 2010 as compared to operating expenses totaling $24,704 from June 2, 2009 (inception) to March 31, 2011.  The increase in 2011 as compared to 2010 resulted primarily from professional fees incurred related to our public company filing obligations.

Liquidity and Capital Resources

The Company had $144 and $152 of cash as of March 31, 2011 and December 31, 2010, respectively.

Net cash used in operating activities was ($3,008) for the three months ended March 31, 2011 compared to  ($3,022) for the same period in 2010.  The cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the three months ended March 31, 2011 was $0.

No shares were sold and no warrants were exercised during the three months ended March 31, 2011.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets at March 31, 2011 of $144, including cash of $144. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2010 and the three months ended March 31, 2011.

SHORT TERM

On a short-term basis, we have generated no revenues to cover operations.  However, we will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering or private placement proceeds.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to raise additional external funds through the sale of additional equity or debt securities.  Currently, we have no plans in place for additional capital. In any event, we expect that unless our sales increase significantly, we will need to raise additional funds in over the next 12 months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our introduction of our brands. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

Our critical accounting policies are as follows:

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred.

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or through the quarter ended March 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MyOtherCountryClub.com
(Registrant)

By: /s/ Michael F. Smith
Michael F. Smith
Chairman and CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael F. Smith	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	May 23, 2011