Form 10-Q
period 2010-09-30
MyOtherCountryClub.com
filed 2011-06-02
CIK 1477168

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,400,000 common shares issued and outstanding as of September 30, 2010.

PART I

ITEM 1.  FINANCIAL STATEMENTS

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

SEPTEMBER 30, 2010

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS	September 30, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$159	$1,251

Total Assets	$159	$1,251

LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$4,000	$6,500
Loan from shareholder	5,300	1,500

Total Liabilities	9,300	8,000

Stockholder's Deficit
Common stock, par value $0.001; 50,000,000 shares authorized, 8,400,000 shares issued and outstanding	8,400	8,400
Additional paid in capital	3,150	3,150
Deficit accumulated during the development stage	(20,691)	(18,299)
Total Stockholder's Deficit	(9,141)	(6,749)

Total Liabilities and Stockholder's Deficit	$159	$1,251

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

	Three months ended September 30, 2010	Nine months ended September 30, 2010	For the period from June 2, 2009 (Inception) to September 30, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	500	1,000	6,500
Consulting fees – related party	0	0	13,050
General and administrative expenses	1,365	1,392	2,641

TOTAL OPERATING EXPENSES	1,865	2,392	20,691

NET LOSS FROM OPERATIONS	(1,865)	(2,392)	(20,691)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(1,865)	$(2,392)	$(20,691)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,400,000	8,400,000	8,400,000

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total

Inception, June 2, 2009	-	$-	$-	$-	$-

Shares issued as compensation for services at par value	8,050,000	8,050	-	-	8,050

Shares issued for cash at $0.005 per share	350,000	350	3,150	-	3,500

Net loss for the period ended December 31, 2009	-	-	-	(18,299)	(18,299)

Balance, December 31, 2009	8,400,000	8,400	3,150	(18,299)	(6,749)

Net loss for the nine months ended September 30, 2010	-	-	-	(2,392)	(2,392)

Balance, September 30, 2010	8,400,000	$8,400	$3,150	$(20,691)	$(9,141)

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2010
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

	Nine months ended September 30, 2010	For the period from June 2, 2009 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,392)	$(20,691)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation	0	8,050
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,500)	4,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,892)	(8,641)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	3,500
Loans from shareholder	3,800	5,300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,800	8,800

NET INCREASE (DECREASE) IN CASH	(1,092)	159
Cash, beginning of period	1,251	0
Cash, end of period	$159	$159

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MyOtherCountryClub.com (the "Company") was incorporated under the laws of the State of Nevada on June 2, 2009.  We are developing a website (www.myothercountryclub.com) that will offer reciprocal golf to members of private Country Clubs throughout the United States and other related services. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $18,826 as of September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Use of Estimates and Assumptions
The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues and expenses  during  the  reporting  period. Actual results could differ from those estimates.

Foreign Currency Translation
The Company's functional currency and its reporting currency is the United States dollar.

Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2010.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the nine months ended September 30, 2010 and the period ended December 31, 2009.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of September 30, 2010, the Company has not issued any stock-based payments to its employees.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. In connection with preparing the accompanying financial statements as of September 30, 2010, management evaluated subsequent events through the date that such financial statements were issued.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at September 30, 2010 and December 31, 2009 consisted of amounts owed to the Company’s outside independent auditors and a firm assisted the Company in filing its S-1.

NOTE 5 – LOAN FROM SHAREHOLDER

On August 26, 2009, an officer and shareholder loaned the Company $1,500. The loan is unsecured, non-interest bearing, and due on demand. The Company received additional loans of $1,800 in February, 2010 and $2,000 in June, 2010 from the same shareholder/officer.

The balance due to the shareholder was $5,300 and $1,500 as of September 30, 2010 and December 31, 2009.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6 – RELATED PARTY TRANSACTIONS

The following shares were issued for services rendered in the development of the business and its business plan.  All shares were valued at $.001 par value on June 2, 2009.

The Company issued 7,500,000 to Michael F Smith, CEO for services rendered.

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

NOTE 7 – COMMON STOCK

The authorized capital of the Company is 50,000,000 common shares with a par value of $ 0.001 per share.

On June 2, 2009, the Company issued 8,050,000 shares of common stock in exchange for services rendered for total compensation of 8,050.  See Note 5.

Additionally on June 2, 2009, the Company issued 350,000 shares of common stock for total proceeds of $3,500.

There were 8,400,000 shares of common stock issued and outstanding as of September 30, 2010 and December 31, 2009.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 9 – INCOME TAXES

As of September 30, 2010 and December 31, 2009, respectively, the Company had net operating loss carry forwards of approximately $20,691 and $18,299 that may be available to reduce future years’ taxable income in varying amounts through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2010	December 31, 2009
Federal income tax benefit attributable to:
Current Operations	$813	$6,222
Less: valuation allowance	(813)	(6,222)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$7,035	$6,222
Less: valuation allowance	(7,035)	(6,222)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $20,691 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2010 to December 1, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

For the three and six months ended September 30, 2010 we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2011 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three and nine months ended September 30, 2010 and from June 2, 2009 (inception) to September 30, 2010.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three and nine months ended September 30, 2010 totaled $1,865 and $2,392 respectively as compared to operating expenses totaling $18,826 from June 2, 2009 (inception) to September 30, 2010.  The increase resulted primarily from professional fees incurred related to our public company filing obligations.

Net Loss

Net losses during the three and nine months ended September 30, 2010 totaled ($1,865) and( $2,392) respectively as compared to operating expenses totaling ($20,691) from June 2, 2009 (inception) to September 30, 2010.  The increase resulted primarily from professional fees incurred related to our public company filing obligations.

Liquidity and Capital Resources

The Company had $159 and $1,251 of cash as of September 30, 2010 and December 31, 2009, respectively.
Net cash used in operating activities was ($4,892) for the nine months ended September 30, 2010 compared to ($8,641) since June 2, 2009 (inception).  The cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the three months ended September 30, 2010 was $3,800.

No shares were sold and no warrants were exercised during the three months ended September 30, 2010.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets at September 30, 2010 of $159, including cash of $159. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2009 and the nine months ended September 30, 2010.

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

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date.

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

Signature	Title	Date

/s/ Michael F. Smith	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	May 31, 2011