Form 10-Q
period 2011-06-30
MyOtherCountryClub.com
filed 2011-08-02
CIK 1477168

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,400,000 common shares issued and outstanding as of July 26, 2011.

PART I

ITEM 1.  FINANCIAL STATEMENTS

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2011

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JUNE 30, 2011

Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	F-1

Statements of Operations for the three months and six months ended June 30, 2011 and 2010 and for the period from June 2, 2009 (Date of Inception) to June 30, 2011 (unaudited)	F-2

Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and the period from June 2, 2009 (Date of Inception) to June 30, 2011 (unaudited)	F-3

Notes to the Financial Statements	F-4 - F-7

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS	June 30, 2011	December 31, 2010
Current Assets
Cash and cash equivalents	$137	$152

Total Assets	$137	$152

LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$4,500	$7,000
Loan from shareholder	9,298	5,798

Total Liabilities	13,798	12,798

Stockholder's Deficit
Common stock, par value $0.001; 50,000,000 shares authorized, 8,400,000 shares issued and outstanding	8,400	8,400
Additional paid in capital	3,150	3,150
Deficit accumulated during the development stage	(25,211)	(24,196)
Total Stockholder's Deficit	(13,661)	(12,646)

Total Liabilities and Stockholder's Deficit	$137	$152

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO JUNE 30, 2011

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	For the period from June 2, 2009 (Inception) to June 30, 2011

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	500	0	1,000	500	10,500
Consulting fees – related party	0	0	0	0	13,050
General and administrative expenses	7	5	15	27	1,661

TOTAL OPERATING EXPENSES	507	5	1,015	527	25,211

NET LOSS FROM OPERATIONS	(507)	(5)	(1,015)	(527)	(25,211)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(507)	$(5)	$(1,015)	$(527)	$(25,211)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,400,000	8,400,000	8,400,000	8,400,000

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO JUNE 30, 2011

	Common stock
	Shares	Amount	Additional paid-in Capital	Deficit accumulated during the development stage	Total

Inception, June 2, 2009	-	$-	$-	$-	$-

Shares issued as compensation for services at par value	8,050,000	8,050	-	-	8,050

Shares issued for cash at $0.005 per share	350,000	350	3,150	-	3,500

Net loss for the period ended December 31, 2009	-	-	-	(18,299)	(18,299)

Balance, December 31, 2009	8,400,000	8,400	3,150	(18,299)	(6,749)

Net loss for the year ended December 31, 2010	-	-	-	(5,897)	(5,897)

Balance, December 31, 2010	8,400,000	8,400	3,150	(24,196)	(12,646)

Net loss for the six months ended June 30, 2011	-	-	-	(1,015)	(1,015)

Balance, June 30, 2011	8,400,000	$8,400	$3,150	$(25,211)	$(13,661)

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO JUNE 30, 2011

	Six months ended June 30, 2011	Six months ended June 30, 2010	For the period from June 2, 2009 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,015)	$(527)	$(25,211)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation	0	0	8,050
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,500)	(3,000)	4,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,515)	(3,527)	(12,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	3,500
Loans from shareholder	3,500	3,800	9,298
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,500	3,800	12,798

NET INCREASE (DECREASE) IN CASH	(15)	273	137
Cash, beginning of period	152	1,251	0
Cash, end of period	$137	$1,524	$137

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $25,211 as of June 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $137 and $152 of cash as of June 30, 2011 and December 31, 2010, respectively.

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

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of JUNE 30, 2011.

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

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at June 30, 2011 and December 31, 2010 consisted of amounts owed to the Company’s outside independent auditors and a firm that assisted the Company in filing its S-1.

NOTE 5 – LOAN FROM SHAREHOLDER

On August 26, 2009, an officer and shareholder loaned the Company $1,500. The loan is unsecured, non-interest bearing, and due on demand. The Company received additional loans of $4,298 during the year ended December 31, 2010 and $3,500 during the six months ended June 30, 2011 from the same shareholder/officer.

The balance due to the shareholder was $9,298 and $5,798 as of June 30, 2011 and December 31, 2010, respectively.

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 6 – COMMON STOCK

The authorized capital of the Company is 50,000,000 common shares with a par value of $ 0.001 per share.

On June 2, 2009, the Company issued 8,050,000 shares of common stock at in exchange for services rendered for total compensation of 8,050.  See Note 5.

Additionally on June 2, 2009, the Company issued 350,000 shares of common stock for total proceeds of $3,500.

There were 8,400,000 shares of common stock issued and outstanding as of June 30, 2011 and December 31, 2010.

NOTE 7 – RELATED PARTY TRANSACTIONS

The following shares were issued for services rendered in the development of the business and its business plan.  All shares were valued at $.001 par value on June 2, 2009.

The Company issued 7,500,000 shares to Michael F. Smith, CEO for services rendered.

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

NOTE 8 – INCOME TAXES

As of June 30, 2011 and December 31, 2010, respectively, the Company had net operating loss carry forwards of approximately $25,200 and $24,200 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at June 30, 2011 and 2010:

	2011	2010
Federal income tax benefit attributable to:
Current Operations	$345	$179
Less: valuation allowance	(345)	(179)
Net provision for Federal income taxes	$0	$0

MYOTHERCOUNTRYCLUB.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 8 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at JUNE 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$8,575	$8,230
Less: valuation allowance	(8,575)	(8,230)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $25,200 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2011 to July 25, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

For the period ended June 30, 2011 we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2011 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three months and six months ended June 30, 2011 and from June 2, 2009 (inception) to June 30, 2011.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended June 30, 2011 totaled $507 and $527 for the three months ended June 30, 2010 as compared to operating expenses totaling $25,211 from June 2, 2009 (inception) to June 30, 2011.  The increase in 2011 as compared to 2010 resulted primarily from professional fees incurred related to our public company filing obligations.

Net Loss

Net losses during the three months ended June 30, 2011 totaled $507 and $527 for the three months ended June 30, 2010 as compared to operating expenses totaling $25,211 from June 2, 2009 (inception) to June 30, 2011.  The increase in 2011 as compared to 2010 resulted primarily from professional fees incurred related to our public company filing obligations.

Liquidity and Capital Resources

The Company had $137 and $152 of cash as of June 30, 2011 and December 31, 2010, respectively.

Net cash used in operating activities was ($3,515) for the three months ended June 30, 2011 compared to  ($3,527) for the same period in 2010.  The cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the three months ended June 30, 2011 was $0.

No shares were sold and no warrants were exercised during the three months ended June 30, 2011.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets at June 30, 2011 of $137, including cash of $137. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2010 and the six months ended June 30, 2011.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4   CONTROLS AND PROCEDURES.

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

Signature	Title	Date

/s/ Michael F. Smith	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	June 30, 2011