Form 10-K
period 2011-12-31
MyOtherCountryClub.com
filed 2012-02-23
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X ] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 8,400,000 common shares issued and outstanding as of February 21, 2012

PART 1

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

Our offices are located at:

Agent for service

MyOtherCountryClub.com

18124 Wedge Pkwy, Ste 1050

Reno, NV 89511

775-851-7397

www.myothercountryclub.com

MyOtherCountryClub.com (MYOC) is an independent organization that is dedicated to providing private golf clubs and their respective members with an optimal level of reciprocal play.

Members of private country clubs are entitled to play hundreds of private courses worldwide due to an arrangement between clubs called reciprocity.  In the past, this procedure only worked when a PGA pro at a private club arranged reciprocal play on behalf of a member.  If a pro was unavailable, arranging play at private clubs was not a possibility.  MYOC hopes to solve this problem by enabling private country club members to take full advantage of their privileges.

Reciprocal play entitles members of private golf clubs to play other private golf clubs.  Private golf clubs often provide reciprocal golfers with a discounted play rate.

While some private golf clubs do not accommodate reciprocal play, the majority of private golf clubs have discovered that it increases revenue and membership levels.

MYOC’s primary function is to provide a user-friendly service thru its web site that enables private golf club members to make the most of their reciprocal play privileges.

The organization’s mission is to assemble an extensive reciprocal golf network that is valuable for both private golf clubs and private golf club members.

DESCRIPTION OF OUR BUSINESS

 MyOtherCountryClub.com (MYOC) is an independent organization that is dedicated to providing private golf clubs and their respective members with an optimal level of reciprocal play.

Members of private country clubs are entitled to play private courses worldwide due to an arrangement between clubs called reciprocity.  In the past, this procedure only worked when a PGA pro at a private club arranged reciprocal play on behalf of a member.  If a pro was unavailable, arranging play at private clubs was not a possibility.  MYOC feels it is uniquely positioned to solve this problem by enabling private country club members to take full advantage of their privileges.

GENERAL INFORMATION ABOUT OUR COMPANY

We are a start-up stage company. We are a company without revenues or operations; we have minimal assets and have incurred losses since inception.  We are developing a website (www.myothercountryclub.com) that will offer reciprocal golf to members of private Country Clubs throughout the United States and other related services

MyOtherCountryClub.com (MYOC) is an independent organization that is dedicated to providing private golf clubs and their respective members with an optimal level of reciprocal play.

Reciprocal play entitles members of private golf clubs to play other private golf clubs.

Private golf clubs often provide reciprocal golfers with a discounted play rate.

While some private golf clubs do not accommodate reciprocal play, the majority of private golf clubs have discovered that it increases revenue and membership levels.

MYOC’s primary function is to provide a user-friendly service thru its web site that enables private golf club members to make the most of their reciprocal play privileges.

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

But the private club isn’t going away. In 10 years, there could be as many as 4,000 private clubs and about 12,000 other golf facilities, just like we have now. Already, far more people play golf at public courses than private ones. Of the estimated 28 million golfers in the United States, about 2.1 million belong to private clubs. Membership has traditionally meant access to a high-level golf course, which is usually far less crowded than a public facility - not an inconsequential benefit on weekends in populated areas like the Northeast. A private club’s grounds often include a clubhouse, a pool and tennis courts. These enticements remain the primary perks of membership, but the typical private club now faces cultural forces that began undermining its appeal even before the economic crisis. Two-income families with hectic schedules, which include weekends chock full of youth sports games or music lessons or karate classes, do not have the time to spend a day playing golf or tennis followed by a leisurely lunch or formal dinner. The demographic has shifted, and now people want fitness centers, junior programs, casual dining and programs that engage the whole family.” The Anthem Golf & Country Club, for example, has not one but two state-of-the-art fitness centers. The club has a variety of dining options and also offers hiking excursions, children’s cooking classes, complimentary golf clinics, happy-hour pricing in its lounge and “dive-in movies” for children and adults in its pool.” Deciding whether to spend the money to join a club has become a family decision.

We hope our program will be well received by our targeted market, the Country Clubs themselves as an added value to their current and future membership options.  Added services we might be able to offer the Club members in the future will also enhance the value of their memberships.

PRINCIPAL SERVICES AND THEIR MARKETS

MyOtherCountryClub.com (MYOC) is an independent organization that is dedicated to providing private golf clubs and their respective members with an optimal level of reciprocal play.  We feel a Private Club offering our services for “free” will only enhance its own value to its Members.

Members of private country clubs are entitled to play hundreds private courses worldwide due to an arrangement between clubs called reciprocity.  In the past, this procedure only worked when a PGA pro at a private club arranged reciprocal play on behalf of a member.  If a pro was unavailable, arranging play at private clubs was not a possibility.  MYOC is uniquely positioned to solve this problem by enabling private country club members to take full advantage of their privileges.

Reciprocal play entitles members of private golf clubs to play other private golf clubs.

Private golf clubs often provide reciprocal golfers with a discounted play rate.

While some private golf clubs do not accommodate reciprocal play, the majority of private golf clubs have discovered that it increases revenue and membership levels.

MYOC’s primary function is to provide a user-friendly service thru its web site that enables private golf club members to make the most of their reciprocal play privileges.

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

STATUS OF ANY PUBLICLY ANNOUNCED SERVICES

None at this time

COMPETITION

MYOC considers ALL private country clubs as both competition as well as our main source of revenues.

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

SOURCES OF AND AVAILABILITY OF SERVICES

MYOC has at this time a potential market of hundreds of Private courses in the United State and will provide its own services to its selected market.  However, in the future should other opportunities arise MYOC believes it has the flexibility to enter other markets.

DEPENDENCE ON ONE OR A FEW MAJOR MEMBER CLUBS

At this time, MYOC is a startup venture and currently has no customers, however the company does not anticipate any one future Member Club being more important than another.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

The Company has one part-time employee. There are no employee agreements in effect

Item 2  DESCRIPTION OF PROPERTY

The Company currently uses office space donated by Michael F Smith, President of the company at no cost to MYOC at 18124 Wedge Pkwy, Ste 1050, Reno, Nv 89511.

Item 3  LEGAL PROCEEDINGS

There are no lawsuits filed or pending against the Company by others, and no lawsuits filed or pending against others by the Company.  There are no contingencies, sureties or guaranties in existence.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 21, 2012, the Company has a total of 39 shareholders. Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol MYOC.

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

We did not issue any securities under any equity compensation plan as of December 31, 2011.

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

OVERVIEW/BUSINESS OF ISSUER/ PLAN OF OPERATION

We were incorporated in the State of Nevada on June 2, 2009. We have not started operations. We are developing a website (www.myothercountryclub.com) that will offer Reciprocal Golf to members of Private Country Clubs in the United States. We have not generated any revenues as of December 31, 2011 and the only operation we have engaged in is the development of a business plan and our web site. Our business office is located at 18124 Wedge Pkwy, Ste 1050, Reno, NV 89511 and our phone number is 775-851-7397.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FROM INCEPTIONTO DECEMBER 31, 2011

The Company has incurred losses in the years ended December 31, 2011 and  2010 in the amounts of $4,335 and $5,897, respectively, and losses since inception of $28,531 as of December 31, 2011. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LIQUIDITY

We have cash assets at December 31, 2011 of $17. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations.  We have secured no sources of loans. We had no revenues during the year ended December 31, 2011.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $28,531 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to disclose this item.

Item 8.   Financial Statements and Supplementary Data

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2011

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

MyOtherCountryClub.com

Reno, Nevada

We have audited the accompanying balance sheets of MyOtherCountryClub.com (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from June 2, 2009 (Date of Inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MyOtherCountryClub.com as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from June 2, 2009 (Date of Inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 16, 2012

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

ASSETS	2011	2010
Current Assets
Cash and cash equivalents	$17	$152

Total Assets	$17	$152

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$7,100	$7,000
Loans from shareholder	9,898	5,798

Total Liabilities	16,998	12,798

Stockholders' Deficit
Common stock, par value $0.001; 50,000,000 shares authorized, 8,400,000 shares issued and outstanding	8,400	8,400
Additional paid in capital	3,150	3,150
Deficit accumulated during the development stage	(28,531)	(24,196)
Total Stockholders' Deficit	(16,981)	(12,646)

Total Liabilities and Stockholders' Deficit	$17	$152

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2011	Year ended December 31, 2010	For the period from June 2, 2009 (Inception) to December 31, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	4,200	4,500	13,700
Consulting fees - related party	0	0	13,050
General and administrative expenses	135	1,397	1,781

TOTAL OPERATING EXPENSES	4,335	5,897	28,531

LOSS FROM OPERATIONS	(4,335)	(5,897)	(28,531)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(4,335)	$(5,897)	$(28,531)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,400,000	8,400,000

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total

Inception, June 2, 2009	-	$ -	$ -	$ -	$ -

Shares issued as compensation for services at par value	8,050,000	8,050	-	-	8,050

Shares issued for cash at $0.005 per share	350,000	350	3,150	-	3,500

Net loss for the period ended December 31, 2009	-	-	-	(18,299)	(18,299)

Balance, December 31, 2009	8,400,000	8,400	3,150	(18,299)	(6,749)

Net loss for the year ended December 31, 2010	-	-	-	(5,897)	(5,897)

Balance, December 31, 2010	8,400,000	8,400	3,150	(24,196)	(12,646)

Net loss for the year ended December 31, 2011	-	-	-	(4,335)	(4,335)

Balance, December 31, 2011	8,400,000	$ 8,400	$ 3,150	$ (28,531)	$ (16,981)

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2011	Year ended December 31, 2010	For the period from June 2, 2009 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,335)	$(5,897)	$(28,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued as compensation	0	0	8,050
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	100	500	7,100
Net Cash Used in Operating Activities	(4,235)	(5,397)	(13,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	3,500
Loans from shareholder	4,100	4,298	9,898
Net Cash Provided by Financing Activities	4,100	4,298	13,398

Net Increase (Decrease) in Cash and cash equivalents	(135)	(1,099)	17
Cash and cash equivalents, beginning of period	152	1,251	0
Cash and cash equivalents, end of period	$17	$152	$17

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

MyOtherCountryClub.com (the "Company" or “MOCC”) was incorporated under the laws of the State of Nevada on June 2, 2009.  We are developing a website (www.myothercountryclub.com) that will offer reciprocal golf to members of private Country Clubs throughout the United States and other related services. The Company is in the development stage as defined under ASC 915-10.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $28,531 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Fair Value of Financial Instruments

The carrying value of cash, accrued expenses and loans from shareholder approximate their fair value due to the short period of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $17 and $152 of cash as of December 31, 2011 and 2010, respectively.

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of December 31, 2011, the Company has not issued any stock-based payments to its employees.

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

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  Management evaluated subsequent events through the date that such financial statements were issued.

In June 2009, the FASB issued ASC 105-10. ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years.  The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

Recent Accounting Pronouncements (continued)

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and 2010 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements and a firm that assisted the Company in filing its S-1.

NOTE 5 - LOANS FROM SHAREHOLDER

On August 26, 2009, an officer and shareholder loaned the Company $1,500. The loan is unsecured, non-interest bearing, and due on demand. The Company received additional loans of $4,298 during the year ended December 31, 2010 from the same shareholder/officer.

The shareholder and officer loaned the Company an additional $4,100 during the year ended December 31, 2011 to help fund operations. The loans are also unsecured, non-interest bearing and due on demand.

The balance due to the shareholder was $9,898 and $5,798 as of December 31, 2011 and 2010, respectively.

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 6 - COMMON STOCK

The authorized capital of the Company is 50,000,000 common shares with a par value of $ 0.001 per share.

On June 2, 2009, the Company issued 8,050,000 shares of common stock at in exchange for services rendered for total compensation of 8,050.

Additionally on June 2, 2009, the Company issued 350,000 shares of common stock for total proceeds of $3,500.

There were no additional shares issued during the years ended December 31, 2011 and 2010.

There were 8,400,000 shares of common stock issued and outstanding as of December 31, 2011 and 2010.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $28,531 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at December 31:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$1,474	$2,008
Less: valuation allowance	(1,474)	(2,008)
Net provision for Federal income taxes	$0	$0

MYOTHERCOUNTRYCLUB.COM

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 8 - INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$9,704	$8,230
Less: valuation allowance	(9,704)	(8,230)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $28,531 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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
18124 Wedge Pkwy, Ste 1050
Reno, Nv 89511

Michael F Smith - Founder, Chairman and CEO (Director, Age: 62)

Mr. Smith has been working in electronic commerce and the Internet since 1985. He has an extremely broad background in IT, Internet Security and Systems Analysis.  Mr. Smith is an entrepreneur who works independently and has no “employer”.

2005 - 2006 As Consultant, designed, installed and configured the technical production infrastructure to bring “The Weekly Top Forty Show” with Rick Dees onto the Internet.  Included training folks on media streaming preparation, editing and production.

2006 - Current: Founded Media XXL, a Nevada corporation, to provide executive consulting services (business planning, financial planning, strategic planning) to: - Owl Pals, LLC (later became Owl Pals Inc.), a producer of children’s toys and books.  Mr. Smith is the only employee of this company and is “on call” as a consultant to the company.

2007 - Current: Founded the Perfect Internet Service to provide web enabled services for all Internet-enabled devices, especially portable devices like the iPhone, iPod touch, (now, also iPad), Sony PSP and Android smart phones.  First project is “My Online Health Journal” (in development) and “Smart 911” (in design).  Mr. Smith is the only employee of this company and it is still in the “concept” stage.  Mr. Smith devotes about 10 hours a week to this project.

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

	Percent of	Number of
	Voting	Common
Beneficial Owner Officer/Directors (1)	Shares Owned (2)	Shares Owned (3)
Michael F Smith - Chief Executive Officer	89%	7,500,000

Total Shares Outstanding		8,400,000
Total Shares Authorized		50,000,000
Total Shares owned by Officers and Directors		7,500,000
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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements and quarterly financial statement reviews for the periods ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$5,700	$0	$0	$0
2010	$5,700	$0	$0	$0

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, in the City of Reno, State of Nevada on February 21, 2012.

MyOtherCountryClub.com
(Registrant)

By: /s/ Michael F. Smith	February 21, 2012
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ Michael F. Smith	February 21, 2012
CEO

By: /s/ Michael F. Smith	February 21, 2012
President

By: /s/ Michael F. Smith	February 21, 2012
Principle Executive Officer

By: /s/ Michael F. Smith	February 21, 2012
CFO

By: /s/ Michael F. Smith	February 21, 2012
Principle Accounting Officer