Form 10-Q
period 2012-03-31
JAMESON STANFORD RESOURCES Corp
filed 2012-05-14
CIK 1477168

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

JAMESON STANFORD RESOURCES CORPORATION
Formerly MyOtherCountryClub.com
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X  ]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,800,000 common shares issued and outstanding as of May 10, 2012.

PART I

ITEM 1.  FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2012

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2011

Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	F-1

Statements of Operations for the three months ended March 31, 2012 and 2011 and for the period from June 2, 2009 (Date of Inception) to March 31, 2012 (unaudited)	F-2

Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and the period from June 2, 2009 (Date of Inception) to March 31, 2012 (unaudited)	F-3

Notes to the Financial Statements	F-4 - F-7

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS	March 31, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$9	$17

Total Assets	$9	$17

LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$7,600	$7,100
Loan from shareholder	9,898	9,898

Total Liabilities	17,498	16,998

Stockholder's Deficit
Common stock, par value $0.001; 350,000,000 shares authorized, 58,800,000 shares issued and outstanding	11,550	11,550
Deficit accumulated during the development stage	(29,039)	(28,531)
Total Stockholder's Deficit	(17,489)	(16,981)

Total Liabilities and Stockholder's Deficit	$9	$17

See accompanying notes to financial statements.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO MARCH 31, 2012

	Three months ended March 31, 2012	Three months ended March 31, 2011	For the period from June 2, 2009 (Inception) to March 31, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	500	500	14,200
Consulting fees - related party	0	0	13,050
General and administrative expenses	8	8	1,789

TOTAL OPERATING EXPENSES	508	508	29,039

NET LOSS FROM OPERATIONS	(508)	(508)	(29,039)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(508)	$(508)	$(29,039)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	58,800,000	58,800,000

See accompanying notes to financial statements.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO MARCH 31, 2012

	Three months ended March 31, 2012	Three months ended March 31, 2011	For the period from June 2, 2009 (Inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(508)	$(508)	$(29,039)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation	0	0	8,050
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	500	(2,500)	7,600
CASH FLOWS USED IN OPERATING ACTIVITIES	(8)	(3,008)	(13,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	3,500
Loans from shareholder	0	3,000	9,898
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	3,000	13,398

NET INCREASE (DECREASE) IN CASH	(8)	(8)	9
Cash, beginning of period	17	152	0
Cash, end of period	$9	$144	$9

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

MyOtherCountryClub.com the "Company" or “MOCC”) was incorporated under the laws of the State of Nevada on June 2, 2009.  We are developing a website (www.myothercountryclub.com) that will offer reciprocal golf to members of private Country Clubs throughout the United States and other related services. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10). See Note 10.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $29,039 as of March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $9 and $17 of cash as of March 31, 2012 and December 31, 2011, respectively.

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

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at March 31, 2012 and December 31, 2011 consisted of amounts owed to the Company’s outside auditors and a firm that assisted the Company in filing its S-1 and 10-K.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 5 - LOAN FROM SHAREHOLDER

On August 26, 2009, an officer and shareholder loaned the Company $1,500. The loan is unsecured, non-interest bearing, and due on demand. The Company received additional loans of $4,298 during the year ended December 31, 2010 and $4,100 during the year ended December 31, 2011 from the same shareholder/officer.

The balance due to the shareholder was $9,898 as of March 31, 2012 and December 31, 2011.

NOTE 6 - COMMON STOCK

The authorized capital of the Company is 350,000,000 common shares with a par value of $ 0.001 per share. See Note 10.

On June 2, 2009, the Company issued 56,350,000 shares (8,050,000 shares pre-split) of common stock at in exchange for services rendered for total compensation of $8,050. Additionally on June 2, 2009, the Company issued 2,450,000 shares (350,000 shares pre-split) of common stock for total proceeds of $3,500.

There were 58,800,000 (8,400,000 pre-split) shares of common stock issued and outstanding as of March 31, 2012 and December 31, 2011.

NOTE 7 - RELATED PARTY TRANSACTIONS

The following shares were issued for services rendered in the development of the business and its business plan.  All shares were valued at $.001 par value on June 2, 2009.

The Company issued 52,500,000 (7,500,000 pre-split) common shares to Michael F. Smith, CEO for services rendered.

The Company issued 2,800,000 (400,000 pre-split) common shares to Ramona Smith for services rendered in developing the company’s business plan.

The Company issued 350,000 (50,000 pre-split) common shares to Arrowcreek Consulting for services rendered in developing the company’s business plan (Andrew Yardley).

The Company issued 350,000 (50,000 pre-split) common shares to Rosewood Lakes Consulting for services rendered in developing the company’s business plan (Tracy Larson).

The Company issued 350,000 (50,000 pre-split) common shares to Lakeridge Consulting for services rendered in developing the company’s business plan (Mark Kaiser).

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 8 - INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of approximately $29,000 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at March 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current Operations	$173	$173
Less: valuation allowance	(173)	(173)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$9,877	$9,704
Less: valuation allowance	(9,877)	(9,704)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $29,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 10 - SUBSEQUENT EVENTS

On April 27, 2012, the Registrant changed its name from MyOtherCountryClub.com to Jameson Stanford Resources Corporation.

On April 27, 2012 the Board of Directors of the Company authorized a seven (7) to one (1) forward split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock pursuant to Section 78.209 of the Nevada Revised Statutes. The effect of the forward split was to increase the number of the Company’s common shares issued and outstanding from 8,400,000 to 58,800,000 and to increase the Company’s authorized common shares from 50,000,000 shares par value $0.001 to 350,000,000 shares par value $0.001. The forward split of the Company’s issued and outstanding common shares is payable upon surrender of existing certificates to the Company’s transfer agent.

The name change and the increase in authorized common shares and common shares outstanding have been retroactively reflected in these financial statements.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Our offices are located at:

Agent for service

Jameson Stanford Resources Corporation

18124 Wedge Pkwy, Ste 1050

Reno, NV 89511

775-851-7397

775-201-8331 fax

Jameson Stanford Resources Corporation is an independent organization that is dedicated to providing private golf clubs and their respective members with an optimal level of reciprocal play.

Members of private country clubs are entitled to play hundreds of private courses worldwide due to an arrangement between clubs called reciprocity.  In the past, this procedure only worked when a PGA pro at a private club arranged reciprocal play on behalf of a member.  If a pro was unavailable, arranging play at private clubs was not a possibility.  Jameson Stanford Resources Corporation hopes to solve this problem by enabling private country club members to take full advantage of their privileges.

Reciprocal play entitles members of private golf clubs to play other private golf clubs.  Private golf clubs often provide reciprocal golfers with a discounted play rate.

While some private golf clubs do not accommodate reciprocal play, the majority of private golf clubs have discovered that it increases revenue and membership levels.

Jameson Stanford Resources Corporation’s primary function is to provide a user-friendly service thru its web site that enables private golf club members to make the most of their reciprocal play privileges.

The organization’s mission is to assemble an extensive reciprocal golf network that is valuable for both private golf clubs and private golf club members.

For the period ended March 31, 2012 we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2012 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three months ended March 31, 2012 and from June 2, 2009 (inception) to March 31, 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended March 31, 2012 totaled $508 and $522 for the three months ended March 31, 2011 as compared to operating expenses totaling $29,039 from June 2, 2009 (inception) to March 31, 2012.  The increase in 2012 as compared to 2011 resulted primarily from professional fees incurred related to our public company filing obligations.

Net Loss

Net losses during the three months ended March 31, 2012 totaled $508 and $508 for the three months ended March 31, 2011 as compared to operating expenses totaling $29,039 from June 2, 2009 (inception) to March 31, 2012.  The increase in 2012 as compared to 2011 resulted primarily from professional fees incurred related to our public company filing obligations.

Liquidity and Capital Resources

The Company had $9 and $17 of cash as of March 31, 2012 and December 31, 2011, respectively.

Net cash used in operating activities was ($508) for the three months ended March 31, 2012 compared to  ($508) for the same period in 2011.  The cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the three months ended March 31, 2012 was $0.

No shares were sold and no warrants were exercised during the three months ended March 31, 2012.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets at March 31, 2012 of $9, including cash of $9. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2011 and the three months ended March 31, 2012.

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

Jameson Stanford Resources Corporation
(Registrant)

By: /s/ Michael F. Smith
Michael F. Smith
Chairman and CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael F. Smith	President	May 10, 2012