Form 10-Q
period 2012-06-30
JAMESON STANFORD RESOURCES Corp
filed 2012-07-30
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,800,000 common shares issued and outstanding as of July 24, 2012.

PART I

ITEM 1. FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2012

2

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JUNE 30, 2012

Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	F-1

Statements of Operations for the three months and six months ended June 30, 2012 and 2011 and for the period from June 2, 2009 (Date of Inception) to June 30, 2012 (unaudited)	F-2

Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and the period from June 2, 2009 (Date of Inception) to June 30, 2012 (unaudited)	F-3

Notes to the Financial Statements	F-4 - F-9

3

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$2	$17

Total Assets	$2	$17

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$4,400	$7,100
Loans from related parties	13,598	9,898

Total Liabilities	17,998	16,998

Stockholder’s Deficit
Common stock, par value $0.001; 350,000,000 shares authorized, 58,800,000 shares issued and outstanding	11,550	11,550
Deficit accumulated during the development stage	(29,546)	(28,531)
Total Stockholder’s Deficit	(17,996)	(16,981)

Total Liabilities and Stockholder’s Deficit	$2	$17

See accompanying notes to financial statements.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO JUNE 30, 2012

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011	For the period from June 2, 2009 (Inception) to June 30, 2012

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	500	500	1,000	1,000	14,700
Consulting fees – related party	0	0	0	0	13,050
General and administrative expenses	7	7	15	15	1,796

TOTAL OPERATING EXPENSES	507	5	1,015	1,015	29,546

NET LOSS FROM OPERATIONS	(507)	(507)	(1,015)	(1,015)	(29,546)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(507)	$(507)	$(1,015)	$(1,015)	$(29,546)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	58,800,000	58,800,000	58,800,000	58,800,000

See accompanying notes to financial statements.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO JUNE 30, 2012

	Six months ended June 30, 2012	Six months ended June 30, 2011	For the period from June 2, 2009 (Inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,015)	$(1,015)	$(29,546)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation	0	0	8,050
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,700)	(2,500)	4,400
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,715)	(3,515)	(17,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	3,500
Loans from related parties	3,700	3,500	13,598
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,700	3,500	17,098

NET INCREASE (DECREASE) IN CASH	(15)	(15)	2
Cash, beginning of period	17	152	0
Cash, end of period	$2	$137	$2

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MyOtherCountryClub.com (the “Company”) was incorporated under the laws of the State of Nevada on June 2, 2009 with plans to develop a website (www.myothercountryclub.com) that will offer reciprocal golf to members of private country clubs throughout the United States and other related services. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

On April 27, 2012, the Company changed its name from MyOtherCountryClub.com to Jameson Stanford Resources Corporation (“JSRC”).

On May 7, 2012, JSRC entered into a reverse triangular merger by and among, JSR Sub Co, a Nevada corporation and wholly owned subsidiary of JSRC, (“Sub Co”) and Bolcán Mining Corporation, a Nevada corporation (“Bolcán”), Bolcán and Sub Co being the constituent entities in the Merger. Upon the closing of the merger transactions, JSRC intends to issue 25,000,000 shares of its Rule 144 restricted common stock in exchange for 100% of Bolcán’s issued and outstanding stock. Pursuant to the terms of the merger, Sub Co will be merged with Bolcán, and Sub Co will cease to exist, and Bolcán will become a wholly owned-subsidiary of JSRC. Upon closing, the Merger will provide JSRC with the ownership of 100% of Bolcán.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $29,546 as of June 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 3 – CHANGES IN MANAGEMENT

On May 4, 2012, the Board of Directors unanimously appointed Mr. Michael Stanford as President of JSRC and appointed Ms. Donna Moore to serve as the Controller and in the capacity of Secretary. On May 14, Mr. Michael Christiansen was unanimously elected to act as the Chief Financial Officer and Executive Vice President of JSRC. No officer, as of the date of this filing, has executed an employment agreement nor are they to receive any compensation. No officer has a family relationship with any existing or past director or officer of JSRC.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2 and $15 of cash as of June 30, 2012 and December 31, 2011, respectively.

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

JUNE 30, 2012

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder’s Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

JSRC does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at June 30, 2012 and December 31, 2011 consisted of amounts owed to the Company’s outside independent auditors and a firm (which is a related party) that assisted the Company in filing an S-1 registration statement.

NOTE 6 – LOANS FROM RELATED PARTIES

On August 26, 2009, an officer and shareholder loaned the Company $1,500. The loan is unsecured, non-interest bearing, and due on demand. The Company received additional loans of $4,298 during the year ended December 31, 2010, $4,100 during the year ended December 31, 2011, and $2,500 during the six months ended June 30, 2012 from the same shareholder/officer. The Company also received a $1,200 loan, with the same terms, from a related party during the six months ended June 30, 2012

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

The balance due to the shareholder was $12,398 and $9,898 as of June 30, 2012, and December 31, 2011, respectively.

NOTE 7 – COMMON STOCK

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

There were 58,800,000 (8,400,000 pre-split) shares of common stock issued and outstanding as of June 30, 2012 and December 31, 2011.

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

The increase in authorized common shares and common shares outstanding has been retroactively reflected in these financial statements.

NOTE 8 – RELATED PARTY TRANSACTIONS

The following shares were issued for services rendered in the development of the business and its business plan. All shares were valued at $.001 par value on June 2, 2009.

The Company issued 52,500,000 (7,500,000 pre-split) common shares to Michael F. Smith, CEO for services rendered.

The Company issued 280,000 (400,000 pre-split) common shares to Ramona Smith for services rendered in developing the company’s business plan.

The Company issued 350,000 (50,000 pre-split) common shares to Arrowcreek Consulting for services rendered in developing the company’s business plan (Andrew Yardley).

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

The Company issued 350,000 (50,000 pre-split) common shares to Rosewood Lakes Consulting for services rendered in developing the company’s business plan (Tracy Larson).

The Company issued 350,000 (50,000 pre-split) common shares to Lakeridge Consulting for services rendered in developing the company’s business plan (Mark Kaiser).

NOTE 9– INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $29,500 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur; and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at June 30, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current Operations	$345	$345
Less: valuation allowance	(345)	(345)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$10,049	$9,704
Less: valuation allowance	(10,049)	(9,704)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $29,500 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 10– COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2012, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

MyOtherCountryClub.com (the “Company”) was incorporated under the laws of the State of Nevada on June 2, 2009 with plans to develop a website (www.myothercountryclub.com) that will offer reciprocal golf to members of private country clubs throughout the United States and other related services. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

On April 27, 2012, the Company changed its name from MyOtherCountryClub.com to Jameson Stanford Resources Corporation (“JSRC”)

On May 7, 2012, JSRC entered into a reverse triangular merger by and among, JSR Sub Co, a Nevada corporation and wholly owned subsidiary of JSRC, (“Sub Co”) and Bolcán Mining Corporation, a Nevada corporation (“Bolcán”), Bolcán and Sub Co being the constituent entities in the Merger. Upon the closing of the Merger transaction, JSRC intends to issue 25,000,000 shares of its Rule 144 restricted common stock in exchange for 100% of Bolcán’s issued and outstanding stock. Pursuant to the terms of the merger, Sub Co will be merged with and into Bolcán and Sub Co will cease to exist, and Bolcán will become a wholly owned-subsidiary of JSRC. Upon closing, the Merger will provide JSRC with the ownership of 100% of Bolcán. The parties are working diligently to complete the Merger transaction.

OUR BUSINESS

We are a development stage company. We are a company without revenues; we have minimal assets and have incurred losses since inception. We are developing a website (www.myothercountryclub.com) that will offer reciprocal golf to members of private country clubs throughout the United States and other related services.

WHERE YOU CAN FIND US

Our offices are located at:

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

For the period ended June 30, 2012, the Company has not generated any revenues to cover operations. Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities during the developmental stage. For short term needs, the Company is dependent on receipt, if any, of private placement proceeds. With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2012 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three and six months ended June 30, 2012 and 2011 and from June 2, 2009 (inception) to June 30, 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended June 30, 2012 totaled $507 compared to $507 for the three months ended June 30, 2011.

Operating expenses during the six months ended June 30, 2012 totaled $1,015 and $1,015 for the six months ended June 30, 2011 as compared to operating expenses totaling $29,546 from June 2, 2009 (inception) to June 30, 2012.

Net Loss

Net loss during the three months ended June 30, 2012 totaled $507 compared to 507 for the three months ended June 30, 2011

Net loss during the six months ended June 30, 2012 totaled $1,015 and $1,015 for the six months ended June 30, 2011 as compared to net loss totaling $29,546 from June 2, 2009 (inception) to June 30, 2012.

Liquidity and Capital Resources

The Company had $2 and $17 of cash as of June 30, 2012 and December 31, 2011, respectively.

Net cash used in operating activities was ($3,715) for the six months ended June 30, 2012, compared to ($3,515) for the same period in 2011. The cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the six months ended June 30, 2012, was $3,700 compared to $3,500 for the six months ended June 30, 2012.

No shares were sold and no warrants were exercised during the six months ended June 30, 2012.

We had not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures.

We had current assets at June 30, 2012 of $2, including cash of $2. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2011, and the six months ended June 30, 2012.

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

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009. There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or through the period ended June 30, 2012.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jameson Stanford Resources Corporation
(Registrant)

By:	/s/ Michael F. Smith

Michael F. Smith

Chairman and CEO

By:	/s/ Michael Stanford

Michael Stanford

President

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael F. Smith	CEO	July 30, 2012

/s/ Michael Christiansen	CFO	July 27, 2012

