Form 10-Q
period 2012-09-30
JAMESON STANFORD RESOURCES Corp
filed 2012-10-11
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

JAMESON STANFORD RESOURCES CORPORATION

18124 Wedge Pkwy, Ste 1050

Reno, NV 89511

775-232-1950 or 775-201-8331 fax

(Company address)

Nevada	27-0585702
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

Agent For Service:

How2gopublic.com

4790 Caughlin Pkwy, Ste 387

Reno, NV 89519

775-851-7397 or 775-201-8331 fax

www.howtogopublic.net

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,800,000 common shares issued and outstanding as of October 11, 2012.

2

PART I

ITEM 1. FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35	$17
TOTAL Assets	$35	$17
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts payable	$6,051	$-
Accounts payable – related party	22,273	-
Accrued expenses	4,400	7,100
Loans from related parties	13,638	9,898
TOTAL LIABILITIES	46,362	16,998

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001; 350,000,000 shares authorized, 58,800,000 shares issued and outstanding	11,550	11,550
Deficit accumulated during the development stage	(57,877)	(28,531)
Total Stockholder’s Deficit	(46,327)	(16,981)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35	$17

See accompanying notes to financial statements.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2012

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011	For the period from June 2, 2009 (Inception) to September 30, 2012
TOTAL REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	9,175	600	10,175	1,600	23,875
Consulting fees – related party	-	-	-	-	13,050
General and administrative expenses	19,156	13	19,171	28	20,952
Total Operating Expenses	28,331	613	29,346	1,628	57,877

Net Loss from Operations	(28,331)	(613)	(29,346)	(1,628)	(57,877)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(28,331)	$(613)	$(29,346)	$(1,628)	$(57,877)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	58,800,000	58,800,000	58,800,000	58,800,000

See accompanying notes to financial statements.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

FOR THE PERIOD FROM JUNE 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2012

	Nine Months ended September 30, 2012	Nine Months ended September 30, 2011	For the period from June 2, 2009 (Inception) to September 30, 2012
OPERATING ACTIVITIES
Net loss for the period	$(29,346)	$(1,628)	$(57,877)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation	-	-	8,050
Changes in operating assets and liabilities:
Accounts payable	6,051	-	6,051
Accounts payable-related party	22,273	-	22,273
Accrued expenses	(2,700)	(2,500)	4,400
Net cash used in operating activities	(3,722)	(4,128)	(17,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	3,500
Loans from related parties	3,740	4,100	13,638
Net cash provided by financing activities	3,740	4,100	17,138

NET INCREASE (DECREASE) IN CASH	18	(28)	35

CASH, BEGINNING OF PERIOD	17	152	0

CASH, END OF PERIOD	$35	$124	$35

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing transactions:
Shares Issued as compensation	-	-	8,050

See accompanying notes to financial statements.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MyOtherCountryClub.com (“MYOC”) was incorporated under the laws of the State of Nevada on June 2, 2009 with plans to develop a website (www.myothercountryclub.com) to offer reciprocal golf to members of private country clubs throughout the United States and other related services. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

On April 27, 2012, the company changed its name from MyOtherCountryClub.com to Jameson Stanford Resources Corporation (the “Company”).

On May 7, 2012, the Company entered into a reverse triangular merger by and among JSR Sub Co, a Nevada corporation and wholly owned subsidiary of the Company, (“Sub Co”) and Bolcán Mining Corporation, a Nevada corporation (“Bolcán”), Bolcán and Sub Co being the constituent entities in the merger. Upon the closing of the merger transaction, the Company intends to issue 25,000,000 shares of its Rule 144 restricted common stock in exchange for 100% of Bolcán’s issued and outstanding stock. Pursuant to the terms of the merger, Sub Co will be merged with and into Bolcán and Sub Co will cease to exist, and Bolcán will become a wholly owned-subsidiary of the Company. Upon closing, the merger will provide the Company with the ownership of 100% of Bolcán. The parties are working diligently to complete the merger transaction.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $57,877 as of September 30, 2012; and, further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 3 – CHANGES IN MANAGEMENT

On May 4, 2012, the Board of Directors unanimously appointed Mr. Michael Stanford as President of the Company and appointed Ms. Donna Moore to serve as the Controller and in the capacity of Secretary. On May 14, 2012, Mr. Michael Christiansen was unanimously elected as the Chief Financial Officer and Executive Vice President of the Company. No officer, as of the date of this filing, has executed an employment agreement nor are they to receive any compensation. No officer has a family relationship with any existing or past director or officer of JSRC.

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”). The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $35 and $17 of cash as of September 30, 2012, and December 31, 2011, respectively.

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

SEPTEMBER 30, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder’s Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at September 30, 2012 and December 31, 2011 consisted of amounts owed to the Company’s outside independent auditors and a firm (which is a related party) that assisted the Company in filing its S-1.

NOTE 6 – LOANS FROM RELATED PARTIES

On August 26, 2009, an officer and shareholder loaned the Company $1,500. The loan is unsecured, non-interest bearing, and due on demand. The Company received additional loans of $4,298 during the year ended December 31, 2010, $4,100 during the year ended December 31, 2011, and $2,500 during the nine months ended September 30, 2012 from the same shareholder/officer. The Company also received a $1,200 loan, with the same terms, from a related party during the nine months ended September 30, 2012.

The balance due to the related parties was $13,638 and $9,898 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 7 – COMMON STOCK

The authorized capital of the Company is 350,000,000 common shares with a par value of $0.001 per share.

On June 2, 2009, the Company issued 56,350,000 shares (8,050,000 shares pre-split) of common stock at in exchange for services rendered for total compensation of $8,050. Additionally on June 2, 2009, the Company issued 2,450,000 shares (350,000 shares pre-split) of common stock for total proceeds of $3,500.

There were 58,800,000 (8,400,000 pre-split) shares of common stock issued and outstanding as of September 30, 2012 and December 31, 2011.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

MyOtherCountryClub.com (“MYOC”) was incorporated under the laws of the State of Nevada on June 2, 2009 with plans to develop a website (www.myothercountryclub.com) to offer reciprocal golf to members of private country clubs throughout the United States and other related services. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

On April 27, 2012, MYOC changed its name from MyOtherCountryClub.com to Jameson Stanford Resources Corporation (the “Company”)

On May 7, 2012, the Company entered into a reverse triangular merger by and among JSR Sub Co, a Nevada corporation and wholly owned subsidiary of the Company, (“Sub Co”) and Bolcán Mining Corporation, a Nevada corporation (“Bolcán”), Bolcán and Sub Co being the constituent entities in the merger. Upon the closing of the merger transaction, the Company intends to issue 25,000,000 shares of its Rule 144 restricted common stock in exchange for 100% of Bolcán’s issued and outstanding stock. Pursuant to the terms of the merger, Sub Co will be merged with and into Bolcán and Sub Co will cease to exist, and Bolcán will become a wholly owned-subsidiary of the Company. Upon closing, the merger will provide the Company with the ownership of 100% of Bolcán. The parties are working diligently to complete the merger transaction.

OUR BUSINESS

We are a development stage company. We are a company without revenues, have minimal assets and have incurred losses since inception. We are developing a website (www.myothercountryclub.com) that will offer reciprocal golf to members of private country clubs throughout the United States and other related services.

WHERE YOU CAN FIND US

Our offices are located at:

Agent For Service:

How2gopublic.com

4790 Caughlin Pkwy, Ste 387

Reno, NV 89519

775-851-7397 or 775-201-8331 fax

www.howtogopublic.net

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

For the period ended September 30, 2012, the Company has not generated any revenues to cover operations. Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities during the developmental stage. For short term needs, the Company is dependent on loans and equity investments from officers and directors and related parties and receipt, if any, of private placement proceeds.. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three and nine months ended September 30, 2012 and September 30, 2011 and from June 2, 2009 (Inception) to September 30, 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended September 30, 2012 totaled $28,331 compared to $613 for the three months ended September 30, 2011. Operating expenses during the nine months ended September 30, 2012 totaled $29,346 and $1,628 for the nine months ended September 30, 2011 as compared to operating expenses totaling $57,877 from June 2, 2009 (Inception) to September 30, 2012. Operating expenses increased due to increased costs for legal counsel and financial review relating to the anticipated merger..

Net Loss

Net loss during the three months ended September 30, 2012 totaled $28,331 compared to $613 for the three months ended September 30, 2011. Net loss during the nine months ended September 30, 2012 totaled $29,346 and $1,628 for the nine months ended September 30, 2011 as compared to net loss totaling $57,877 from June 2, 2009 (Inception) to September 30, 2012.

Liquidity and Capital Resources

The Company had $35 and $17 of cash as of September 30, 2012 and September 30, 2011, respectively.

Net cash used in operating activities was $3,722 for the nine months ended September 30, 2012, compared to $4,128 for the same period in 2011. The cash used in operating activities is primarily attributable the net loss.

Net cash provided by financing activities during the nine months ended September 30, 2012, was $3,740 compared to $4,100 for the nine months ended September 30, 2011.

No shares were sold and no warrants were exercised during the nine months ended September 30, 2012.

We had not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures.

We had current assets at September 30, 2012 of $35 including cash of $35. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2011, with a positive cash flow from operations and no revenues during the nine months ended September 30, 2012.

SHORT TERM

On a short-term basis, we have generated no revenues to cover operations. We will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of insider loans, public offering or private placement proceeds.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to raise additional external funds through the sale of additional equity or debt securities. Currently, we have no plans in place for additional capital. In any event, we expect that unless we begin generating revenue, we will need to raise additional funds over the next 12 months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our business plan. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our business plan, which could harm our financial conditions and operating results.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are as follows:

Derivative Instruments

The Company’s note payable contains terms which constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument. As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements. Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred.

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009. There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or through the period ended September 30, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the TreadwayCommssion in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification
31.2	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

32.2	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

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

Signature	Title	Date

/s/ Michael F. Smith	CEO	October 11, 2012

/s/ Michael Christiansen	CFO	October 11, 2012

