Form 10-K
period 2012-12-31
JAMESON STANFORD RESOURCES Corp
filed 2013-04-16
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54405

JAMESON STANFORD RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-0585702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10785 West Twain Ave., Suite 200. Las Vegas, NV	89135
(Address of principal executive office)	(Zip Code)

(702) 933-0808

(Registrant’s telephone number, including area code)

Copies of Communications to:

Laura Anthony, Esq.

Legal & Compliance, LLC

330 Clematis Street, Suite 217

West Palm Beach, FL 33401

(561) 514-0936

Fax (561) 514-0832

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ending June 30, 2012 is $0.00.

The number of shares of Common Stock, $0.001 par value, issued and outstanding on April 11, 2013, was 31,560,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Jameson Stanford Resources Corporation

Form 10-K

For the Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our proposed mining business including estimates of minerals, operational costs and volatility of sales prices,

●	our needs for additional capital,

●	our history of losses,

●	our dependence on third party equipment and services to operate our business,

●	economic, legal, environmental restrictions and business conditions in the mining industry,

●	dependence on key personnel,

●	material weaknesses in our internal control over financial reporting,

●	the closely-held nature of our securities,

●	limited public market for our common stock, and

●	potential dilutive impact of future issuances.

This report and the documents referred to herein should be read thoroughly with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item A. Risk Factors. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and the statements should not be relied on without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Throughout this Annual Report references to “we”, “our”, “us”, “Jameson Stanford”, “the Company”, and similar terms refer to Jameson Stanford Resources Corporation and its wholly owned subsidiary Bolcán Mining Corporation.

ITEM 1. BUSINESS

Business Development

We were originally incorporated under the laws of the state of Nevada in June 2009 as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States.

On March 11, 2010, we filed a Registration Statement on Form S-1 (the “S-1”) pursuant to which we registered for resale 1,900,000 shares of our common stock of which 900,000 were offered by 38 of our existing shareholders and 1,000,000 were newly issued shares. The S-1 was declared effective on August 11, 2010, at which time we became an Exchange Act reporting company. We have been unable to execute our proposed business plan so, as reported in our Form 10-K/A filed on May 17, 2011, we became a shell company.

On April 27, 2012, we filed a Form 8-K in which we reported, in part, that we had changed our name to Jameson Stanford Resources Corporation and that we had elected Michael Smith and Michael Stanford to our Board of Directors. Pursuant thereto, we filed with the state of Nevada a Certificate of Amendment to the Articles of Incorporation dated April 27, 2012.

On May 7, 2012, we entered into an Acquisition Agreement and Plan of Merger, as amended on July 24, 2012 and on October 24, 2012 (collectively referred to as the “Merger Agreement”), with our wholly-owned subsidiary, JSR Sub Co, a Nevada corporation (“Sub Co”), and Bolcán Mining Corporation, a Nevada corporation (“Bolcán Mining”). Pursuant to the Merger Agreement, we issued 25,000,000 shares of our Rule 144 restricted common stock in exchange for 100% of Bolcán Mining’s issued and outstanding capital stock.

On May 9, 2012, we filed a Form 8-K in which we reported, in part, that on April 27, 2012, our Board of Directors authorized a 7-for-1 forward split of all outstanding shares of our common stock and a corresponding increase in our authorized common stock pursuant to Section 78.209 of the Nevada Revised Statutes. The effect of the forward split was to increase the number of our common shares issued and outstanding from 8,400,000 to 58,800,000 and to increase our authorized common shares from 50,000,000 shares, par value $0.001, to 350,000,000 shares, par value $0.001. Pursuant thereto we filed with the state of Nevada a Certificate of Change dated May 2, 2012.

On May 24, 2012, we filed a Form 8-K in which we reported that: (i) on May 4, 2012, our Board of Directors appointed Michael Stanford as President; (ii) on May 7, 2012, we entered into the Merger Agreement with Bolcán Mining; and (iii) on May 14, 2012, our Board of Directors appointed Michael Christiansen as Executive Vice President and Chief Financial Officer and Secretary Treasurer.

Pursuant to the terms of the Merger Agreement, on October 29, 2012 Sub Co merged with and into Bolcán Mining (the “Merger”) with Bolcán Mining surviving the Merger as our wholly owned subsidiary. After the Merger, there were 31,300,000 shares of our common stock outstanding, of which approximately 80% are held by the former shareholders of Bolcán Mining. Prior to the Merger, we were a shell company with no business operations. As a result of the Merger, we are no longer considered a shell company.

On October 29, 2012 our Board of Directors terminated Michael Christiansen as our Chief Financial Officer, as his services with the Company had concluded. There were no disagreements with Mr. Christiansen.

On October 29, 2012 our Board of Directors appointed Robbie Chidester as CFO. Mr. Chidester serves as a contracted third party consultant of the Company to perform ongoing financial management and reporting requirements and serve in his other capacities on an as needed basis.

Description of Bolcán Mining Corporation’s Business

Bolcán Mining was incorporated on April 11, 2012 to pursue the development of certain mining claims, mineral leases and excavation rights for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah. On April 23, 2012, Bolcán Mining acquired certain lode mining claims and mineral leases related to the Star Mining District and Spor Mountain Mining District projects.

Effective as of June 30, 2012, pursuant to an Asset Purchase Agreement (the “APA”) between Bolcán Mining and the Bolcán Group LLC (“Bolcán Group”) which was formed in October 12, 2010 by Mr. Stanford, Bolcán Mining purchased all of the assets and assumed certain liabilities of the Bolcán Group resulting in a combination of the two companies.

The operating activities of the Bolcán Group were inconsequential until October 2011 and consisted primarily of historical site research performed by Mr. Stanford. Mr. Stanford has other mining interests and provides services to the mining industry that are not part of Bolcán Mining.

Business Strategy

Through our wholly owned subsidiary, Bolcán Mining, we are a minerals exploration company focused on acquiring and consolidating mining claims and mineral leases with potential production and future growth through exploration discoveries. Our current growth strategy is focused on the initiation and expansion of production operations through the exploration of current mining claims and mineral properties into producing projects.

Since late 2011, Bolcán Mining has been engaged in exploration and acquisition activities in connection with two high-grade copper, gold, silver and base metals properties located in historic mining districts in Beaver County and Juab County, Utah. During this exploration phase, Bolcán Mining focused on identification and acquisition of under-explored mining claims and mineral leases in mining districts that are believed to hold significant unexploited production value. In addition, Bolcán Mining has acquired excavation rights and special permitting related to deposits of alluvial minerals and silica sand located at Ogden Bay, Utah.

On April 23, 2012, Bolcán Mining acquired 117 unpatented lode miming claims from the Bureau of Land Management (“BLM”) related to the Star Mountain project near Milford, Utah. In May 2012, Bolcán Mining commenced start-up activities at the Star Mountain project site and has completed certain bonding and permitting requirements as specified by the BLM. In addition, on May 1, 2012, Bolcán Mining entered into a mineral lease agreement with the State of Utah for approximately 1,400 acres that are contiguous with the Star Mountain lode mining claims (“Chopar Mine”). Collectively, the Star Mountain claims and lease encompass a total area of approximately 3,740 acres.

The lease has an initial term of 10 years, subject to certain extension provisions. The future minimum annual rental commitment is $1.00 per acre (or $1,408). The lease also provides for a minimum annual royalty payment of $4,224 beginning on the 11th year of the lease (if extended) and requires contingent production royalty payments based on 4% to 8% of the gross value, as defined in the lease, of non-fissionable and fissionable metalifferous minerals, respectively, extracted from the leased area.

Bolcán Mining is currently in the process of initiating excavation operations at the Chopar Mine site. We anticipate initial deliveries of copper ore to occur in 2013.

On May 1, 2012, Bolcán Mining entered into a mineral lease agreement with the State of Utah for approximately 1,920 acres related to the Dugway Minerals project near Delta, Utah. The lease has an initial term of 10 years subject to certain extension provisions. The future minimum annual rental commitment is $1.00 per acre (or $1,918). The lease also provides for a minimum annual royalty payment of $5,754 beginning on the 11th year of the lease (if extended) and requires contingent production royalty payments based on 4% to 8% of the gross value, as defined in the lease, of non-fissionable and fissionable metalifferous minerals, respectively, extracted from the leased area.

The 2012 activities at our Spor Mountain/Dugway Minerals project were limited to prospecting and exploration with startup of operations planned for 2013. At our Ogden Bay Minerals project, we engaged subcontractors for 2012 project operations while retaining future excavation rights.

Our business development strategy for 2013-2014 comprises the following activities:

●	Initiate small-scale production of copper ore at the Chopar Mine project site;

●	Ramp Chopar Mine copper ore production to profitability and positive cash flow;

●	Commission independent engineering reports to validate reserves in compliance with SEC Industry Guide 7;

●	Subcontract production at Ogden Bay Minerals to generate near term cash flow;

●	Initiate production at the Dugway Minerals project site in 2013;

●	Develop larger scale production plan and capital investment program; and

●	Fund capital investment for significant exploration production and expansion.

Projects

Our current active projects include:

Star Mountain/Chopar Mine (Star Mining District) - The Star Mountain/Chopar Mine project consists of 117 lode-mining claims and four metalliferous mineral lease sections located in the Star Mountain range, Star Mining District, in Beaver County, Utah, approximately five miles west of Milford, Utah. The Star Mountain project involves total area of 3,740 acres.

Spor Mountain/Dugway Minerals (Spor Mountain Mining District) - The Spor Mountain/Dugway Minerals project consists of three metalliferous mineral lease sections located in Juab County, Utah, approximately six miles southwest of the Dugway Military Proving Grounds and 50 miles northwest of Delta, Utah. The Dugway Minerals project involves total area of 1,920 acres. Project activities at Dugway Minerals in 2012 were limited to prospecting and exploration.

Ogden Bay Minerals - Ogden Bay Minerals is a developing mineral excavation project on federal protected wetlands, canals and river systems across 25 square miles of land area known as North Delta located in West Ogden, Utah. Our excavation and harvesting rights are maintained through easement rights obtained from Weber County and a special use river/stream alteration permit as part of a State of Utah/Weber County flood mitigation project.

As a result of a major storm event in April 2011 that caused flooding of the Weber River and South Fork River, a local state of emergency was declared by Weber County, Utah. During and after the storm event, we were commissioned by the State of Utah Division of Natural Resources, USDA Natural Resources Conservation Service and Weber County Emergency Management to restore wildlife habitat, repair damage, dredge silt and sand, and remove debris from the Weber River. Through this process, we have become an integral part of an annual maintenance program with the objective of increasing Weber River flow-through capacity to prevent future flood events.

Our Ogden Bay Minerals project contains deposits of alluvial mineral deposits that are created and replenished from 125 miles of river flow from the nearby Wasatch Mountain Range. We believe these alluvial mineral deposits contain commercial grades of gold, silver, zircon and other commercial metals and minerals that can be efficiently extracted by standard separation methods.

Products

We intend to develop our project mining claims, mineral leases and excavation rights to produce the following specialized mining products:

●	Copper Ore with Precious Metals Component — Hard rock mineralized material will be drilled, blasted, excavated and hauled, then crushed and classified to customer specifications. We will deliver this product on-demand or just in time to customers on a 24/7 schedule, utilizing truck and pup combos for local deliveries and rail for regional deliveries. The Union Pacific Railroad main line from Los Angeles to Ogden, Utah, is routed through Milford, Utah, approximately five miles east of our Star Mountain project site.

●	Mined Mineral Concentrates — Finely divided particles from hard rock mining and recovery operations containing significant enrichments of silver and gold will be upgraded by gravity concentrating methods to contain a minimum 3,000 grams of precious metals per ton of concentrate. Mineral concentrate products are dried, bagged and shipped to customers.

●	Refined Precious Metals — During 2013–2014, we plan to develop a refining capacity for up to two tons per day of selected precious metals concentrates from our mining and recovery operations. Precious metals concentrates containing greater than 50% combined silver/gold mixture will be further concentrated, refined, separated and manufactured into bar and ingot product.

Our Industry

Copper is the world’s third most widely used metal, after iron and aluminum, and an important component in the world’s infrastructure. Copper has unique chemical and physical properties including high ductility, malleability, thermal and electrical conductivity, and resistance to corrosion that has made it a superior material for use in electrical and electronic products including power transmission and generation, which accounts for about three quarters of the global copper use, telecommunications, building construction, transportation and industrial machinery businesses. Copper is also an important metal in non-electrical applications such as plumbing and roofing and, when alloyed with zinc to form brass, in many industrial and consumer applications.

Copper is an internationally traded commodity with prices principally determined by the major metal exchanges, the New York Commodities Exchange or “COMEX” and the London Metal Exchange or “LME”. Copper is usually found in association with sulfur. Pure copper metal is generally produced during a multistage process beginning with the mining and concentrating of low-grade ores containing copper sulfide minerals followed by smelting and electrolytic refining to produce a pure copper cathode. An increasing share of copper is produced from acid leaching of oxidized ores. Copper is one of the oldest metals ever used and has been one of the important materials in the development of civilization.

Copper Market. Copper is an important industrial metal with significant demand for fabrication of electrical wires, plumbing and industrial machinery. Most copper is mined or extracted as copper sulfides from large open pit mines in porphyry copper deposits that contain 0.4% to 1.0% copper. Copper is 100% recyclable with no quality degradation and is the third most recycled metal. It is estimated that 80% of the copper ever mined is still in use today.

Gold Market. The global market for gold is large and highly liquid. Primary demand for gold is associated with a safe haven investment with additional demand for jewelry, industrial and health science applications. Gold is also considered a hedge against inflation and a commodity of refuge from concerns with fiat currencies and corresponding risks related to economic, political and social uncertainties.

The World Gold Council, a leading international gold industry research organization, published on its website that total gold demand for 2012 decreased 4% to 4,406 metric tons (a metric ton is equal to 2,204.6 pounds) year-over-year. Of this decrease, technology demand posted the largest segment decrease offsetting the increase in gold jewelry demand and investment medals and imitation coins.

Silver Market. Demand for silver is predominantly for industrial applications, especially electronics and jewelry, with investment making up only a small portion of total annual demand.

Government and Environmental Regulation

Our mining, processing operations and exploration activities are subject to various laws and regulations governing: (i) the protection of the environment; (ii) exploration; (iii) mine safety, development and production; (iv) exports, (v) taxes, (vi) labor standards, (vii) occupational health, (viii) waste disposal, (ix) hazardous substances, (x) water rights; (xi) explosives; (xii) land reclamation and (xiii) other matters. New laws and regulations, amendments to existing laws and regulations or more stringent implementation of existing laws and regulations could have a material adverse impact on us, increase costs, cause a reduction in levels of, or suspension of, production and/or delay or prevent the development of new mining properties.

The governmental agencies and regulators tasked with implementing and enforcing the above laws and regulations include Beaver County (Utah), the Bureau of Land Management, the Mine Safety and Health Administration, the Utah Department of Natural Resources, the Utah State Institutional Trust Lands Administration, the Utah Department of Environmental Quality, the Environmental Protection Agency, and the Bureau of Alcohol, Tobacco, Firearms and Explosives.

We believe we are currently in compliance in all material respects with all applicable environmental laws and regulations. Such compliance requires significant expenditures and increases mine development and operating costs. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to our ownership of a property. To the extent we are subject to uninsured environmental liabilities, the payment of such liabilities would reduce our otherwise available earnings and could have a material adverse effect on our business plan.

Licenses and Permits

Our operations require licenses and permits from various governmental authorities. We believe we hold all material licenses and permits required under applicable laws and regulations and believe we are presently complying in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits that may be required to explore and develop our properties, to commence construction or operation of mining facilities and properties under exploration or development or to maintain continued operations that economically justify the cost.

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities. At this time, we have no safety violations, orders, citations, related assessments or legal actions or mining-related fatalities to report.

Competition

Because the life of a mine is limited by its mineral reserves, we plan to continually seek to replace and expand our reserves through the exploration of existing properties as well as through acquisitions of interests in new properties or of interests in companies which own such properties. We encounter competition from other mining companies in connection with the acquisition of properties and with the engaging and maintaining of qualified industry experienced personnel. This competition may increase the cost of acquiring suitable properties and retaining qualified industry experienced personnel.

Employees

As of April 15, 2013 we had no full-time employees. We utilize the services of independent contractors.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment. Investors should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

Risks Related To Our Business And Financial Condition

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

There are numerous uncertainties inherent in estimating quantities of mineralized material such as copper, gold and silver including many factors beyond our control and no assurance can be given that the recovery of mineralized material will be realized. In general, estimates of mineralized material are based upon a number of factors and assumptions made as of the date on which the estimates are determined, including:

●	the geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies;

●	the judgment of the engineers preparing the estimates;

●	the estimates of future metals prices and operating costs;

●	the quality and quantity of available data;

●	the interpretation of that data; and

●	the accuracy of various mandated economic assumptions all of which may vary considerably from actual results.

Until mineralized material is actually mined and processed, it must be considered an estimate only. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis which may prove to be unreliable. We cannot assure that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably. Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital. There can be no assurance that minerals recovered in small-scale metallurgical tests will be recovered at production scale.

We may have difficulty meeting our current and future capital requirements.

Our management and Board of Directors monitor overall costs and expenses and, if necessary, adjust programs and planned expenditures in an attempt to ensure sufficient operating capital. We continue to evaluate costs and planned expenditures for on-going development, care and maintenance efforts at our mineral properties. The continued development, care and maintenance of our mineral properties will require significant amounts of additional capital. As a result, we likely will need to explore raising additional capital during fiscal 2013 and beyond so that we can continue to fully fund our planned activities. Our ability to obtain this financing will depend upon, among other things, the price of minerals and the industry’s perception of its future price. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding. Therefore, availability of funding is dependent largely upon factors outside of our control and cannot be accurately predicted. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted.

The volatility of the price of gold or silver and other precious metals could adversely affect our future operations and, if warranted, our ability to develop our properties.

The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market prices of gold, silver and other precious metals. The prices of such metals fluctuate widely and are affected by numerous factors beyond our control including interest rates, expectations for inflation, speculation, currency values (in particular the strength of the U.S. dollar), global and regional demand, political and economic conditions, global and regional demand, the sale of gold and silver by central banks, the political and economic conditions of major gold and silver producing countries throughout the world, and production costs in major metal producing regions of the world. The price of gold may also have a significant influence on the market price of our common stock and the value of our properties. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the prices of gold or silver may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold, zinc, lead, copper or silver prices.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;

●	fluctuation in production costs that make mining uneconomical;

●	labor disputes;

●	unanticipated variations in grade and other geologic problems;

●	environmental hazards;

●	water conditions;

●	difficult surface or underground conditions;

●	industrial accidents;

●	metallurgic and other processing problems;

●	mechanical and equipment performance problems;

●	failure of pit walls or dams;

●	unusual or unexpected rock formations;

●	personal injury, fire, flooding, cave-ins and landslides; and

●	decrease in the value of mineralized material due to lower gold or silver prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have limited insurance to guard against some of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable or result in additional expenses.

Difficult conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 has continued and substantially increased into the present. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectation for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a continued recession. In addition, the fixed-income markets are experiencing a period of extreme volatility that has negatively impacted market liquidity conditions.

Title to our properties may be challenged or defective.

Our planned future operations and exploration activities may require amendments to our currently approved permits from various governmental authorities. Our operations are and will continue to be governed by laws and regulations governing prospecting, mineral exploration, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. There can be no assurance that we will be able to acquire all required licenses, permits, amendments or property rights on reasonable terms in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted or that the issuance of such licenses, permits or property rights will not be challenged by third parties.

We attempt to confirm the validity of our rights of title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Our mineral properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of any of the claims comprising our mineral properties that, if successful, could impair possible development and/or operations with respect to such properties in the future. Challenges to permits or property rights, whether successful or unsuccessful; changes to the terms of permits or property rights or a failure to comply with the terms of any permits or property rights that have been obtained could have a material adverse effect on our business by delaying, preventing or making continued operations economically unfeasible.

We are subject to complex environmental and other regulatory risks, which could expose us to significant liability and delay, and potentially the suspension or termination of our development efforts.

Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial and local governmental authorities may:

●	require significant capital outlays;

●	materially affect the economics of a given property;

●	cause material changes or delays in our intended activities; and

●	expose us to lawsuits.

These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Applicable authorities may require us to prepare and present data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming, and delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations.

Historic mining activities have occurred on certain areas of our properties by unrelated parties prior to the general mining law of 1872, prior to the Federal Land Policy and Management Act of 1976, prior to the Resources Conservation & Recovery Act of October 21, 1978, and subsequent other Federal/State regulatory acts and statutes. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, potential for liability, however unlikely, may exist under federal or state remediation statutes. Such liability would include remediating any damage that we may have caused including costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties. We are not aware of any such claims under these statutes at this time and cannot predict whether any such claims will be asserted in the future.

We may produce air emissions and pollutions that could fall under the jurisdiction of U.S. federal laws.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Our mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

Legislation has been proposed that would significantly affect the mining industry.

Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872 which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on the patenting of mining claims which reduced the security of title provided by unpatented claims such as those on our properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties and could significantly impair our ability to develop mineral estimates on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.

Our operations, including ongoing exploration drilling programs, require permits from state and federal governments including permits for the use of water and for drilling wells for water. We may be unable to obtain these permits in a timely manner, on reasonable terms, on terms that provide us sufficient resources to develop our properties or at all. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected which may in turn adversely affect our results of operations, financial condition and cash flows.

We may face a shortage of water.

Water is essential in all phases of the exploration, development and operation of mineral properties. The nature of our operations requires water to be used in such processes as exploration, drilling, testing, dust suppression, milling and tailings disposal. The lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete.

Global climate change is an international concern and could impact our ability to conduct future operations.

Global climate change is an international issue and receives an enormous amount of publicity. We would expect that the imposition of international treaties or federal, state or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gasses could affect the feasibility of our mining projects and increase our operating costs.

Because access to the mineral property may be restricted by inclement weather or other hazards, we may be delayed in our development efforts.

We are subject to risks and hazards including environmental hazards, the existence of unusual or unexpected geological formations and the occurrence of cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. As a result, access to our mineral properties may be restricted during parts of the year. During the winter months, heavy snowfall can make it difficult to undertake work programs. Frequent inclement weather in the winter months can make development and mining activities difficult for short periods of time.

We may face a shortage of supplies, equipment and materials.

The mineral industry has experienced from time to time shortages of certain supplies, equipment and materials necessary in the exploration, evaluation, development and production of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. Our planned operations could be subject to delays due to such shortages and further price escalations could increase our costs for such supplies, equipment and materials. Our experience and that of others in the industry is that suppliers are often unable to meet contractual obligations for supplies, equipment, materials and services and that alternate sources of supply do not exist.

The market for obtaining desirable properties, investment capital, and outside engineers and consultants is highly competitive.

Presently, we utilize outside consultants, and in large part rely on the personal efforts of our officers and director. Our success will depend, in part, upon the ability to attract and retain qualified outside engineers and other professionals to develop and operate our mineral properties in addition to obtaining investment capital to conduct our mining operations. We believe that we will be able to attract competent employees and consultants but no assurance can be given that we will be successful in this regard as competition for these professionals is highly competitive. If we are unable to engage and retain the necessary personnel, our business would be materially and adversely affected.

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business.

If any of our current executive employees were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. Mr. Michael Stanford is our sole Director and our critical employee at this time. There is no assurance that we can find suitable individuals to replace him or to add to our employee base if that becomes necessary. We are entirely dependent on Mr. Stanford as our critical personnel at this time. We have no life insurance on Mr. Stanford.

We have incurred substantial losses since our inception and may never be profitable.

We have incurred losses since inception resulting in an accumulated stockholders’ equity deficit of $724,397 as of December 31, 2012, and further losses are anticipated in the development of our business. As a development stage enterprise, there exists substantial doubt regarding our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from stockholders and directors and the private placement of common stock.

We currently have not entered into forward sales, commodity, derivatives or hedging arrangements with respect to our mineral production and as a result we are exposed to the impact of any significant decrease in mineral prices.

We expect to sell the minerals we produce at prevailing market prices. Currently, we have not entered into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future production although we may do so in the future. As a result, we may realize the benefit of any short-term increase in prices but we are not protected against decreases; and if prices decrease significantly, our expected future revenues may be materially and adversely affected.

Our ability to become and remain profitable over the long term will depend on our ability to identify, explore and develop our current and additional properties.

Gold, silver, and other mineral properties are wasting assets. They eventually become depleted or uneconomical to continue mining. Our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond our current planned mine life. If our ability to expand the operations beyond their current planned mined lives does not occur, we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position to compete for such mineral properties. If we are unable to find, develop and economically mine new properties, we most likely will not be profitable on a long-term basis and the price of our common stock may suffer.

Because we have a very limited operating history, investors have little basis to evaluate our ability to operate.

Our activities to date have been focused on raising capital funds, exploring our properties and preparing those properties for production. Although some of our mine and concentrating facilities have previously operated, these operations were carried out under different ownership and, therefore, we face all of the risks commonly encountered by other businesses that lack an established operating history including the need for additional capital personnel and intense competition. There is no assurance that our business plan will be successful.

The construction of our mines and optimization and continued operation of our mills are subject to all of the risks inherent in construction, start-up and operations.

These risks include potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. We expect to engage self-employed personnel, subcontractors and material suppliers in connection with the construction and development of our mine projects. While we anticipate taking all measures that we deem reasonable and prudent in connection with construction of the mines and the operation of the mills, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction or operation. Any delays would postpone our anticipated receipt of revenue and adversely affect our operations which in turn may adversely affect the price of our stock.

We do not insure against all of the risks to which we may be subject in our operations.

While we currently maintain insurance against general commercial liability claims and the physical assets at our projects, we do not maintain insurance to cover all of the potential risks associated with our operations. We might be subject to liability for environmental, pollution or other hazards associated with mineral exploration and development which risks may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. We may also not be insured against interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially and adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

We may require significant additional capital to fund our business plan.

We will be required to expend significant funds to determine if proven and probable mineral reserves exist at some of our properties, to continue exploration, and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. There can be no assurance that any of the development properties we now hold, or which we may acquire, will contain a commercial ore reserve, and therefore, no assurance that we will ever generate a positive cash flow from the sale of production on such properties. In addition, once we decide to place a property into production, risks still exist that the amount and grade of the reserves may be significantly less than predicted. We have spent and will be required to continue to spend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors including the status of the national and worldwide economy and the prices of gold and other precious and base metals. Capital markets worldwide have been adversely affected by substantial losses by financial institutions in turn caused by investments in asset-backed securities. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our potential interest in our properties.

Our operating costs could be adversely affected by inflationary pressures especially to labor and fuel costs.

The global economy is currently in a period of high commodity prices and, as a result, the mining industry is attempting to increase production. This has caused significant upward price pressures in the operating costs of mining companies especially in the area of skilled labor. The skilled labor needed by the mining industry is in tight supply and its cost is increasing. Many of our competitors have lower costs and their mines are located in better locations that may give them a competitive advantage in employee hiring and retention.

The cost of fuel to run machinery and generate electricity is closely correlated to the price of oil and energy. Over the past two years, the price of oil has risen significantly and has increased the operating cost of mines dependent on fuel to run their business. Continued upward price pressures in our operating costs may cause us to generate significantly less operating cash flows than expected which would have an adverse impact to our business.

We will continue to incur losses for the foreseeable future.

Prior to completion of the development and pre-production stage, we anticipate that we will incur increased operating expenses without realizing any significant revenues. We expect to incur continued and significant losses until such time that we achieve commercial production from our mining operations on our mineral claims. As a result of continuing losses, we may exhaust all of our resources and be unable to complete development of our planned mining operations. Our accumulated deficit will continue to increase as we continue to incur losses. We may not be able to generate profits or continue operations if we are unable to generate significant revenues from future mining of the mineral claims and our business will most likely fail.

Risks Related To Our Common Stock

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for investors to sell shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “JMSN”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on an exchange which are often a more widely-traded and liquid market. Some, but not all, of the factors that may delay or prevent the listing of our common stock on a more widely-traded and liquid market includes the following:

●	our stockholders’ equity may be insufficient;

●	the market value of our outstanding securities may be too low;

●	our net income from operations may be too low;

●	our common stock may not be sufficiently widely held;

●	our inability to secure market makers for our common stock; and

●	our inability to meet the rules and requirements mandated by the several exchanges and markets.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting which would harm our business and result in a restatement of our financial statements.

Our management has determined that as of December 31, 2012, we did not maintain effective internal controls over financial reporting as a result of identified material weaknesses in our internal control over financial reporting described later in this report. There are no assurances that these material weaknesses will not result in errors in our financial statements in future periods. If we are required to restate our financial statements, we will incur additional costs and could be subject to litigation.

We cannot assure investors that the common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTCQB or other over-the-counter quotation systems. In such venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on brokers or dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter brokers or dealers from recommending or selling our common stock which may further affect the liquidity of the common stock. This would also make it more difficult for us to raise capital.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase transaction costs to sell those such stock.

The SEC has adopted rule 3a51-1 that establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker or dealer needs to:

●	approve a person’s account for transactions in penny stocks, and

●	receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	declares that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits that could lead to wide fluctuations in our stock price. Investors may be unable to sell our common stock at or above the original purchase price, which may result in substantial losses.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our stock price is attributable to a number of factors. First, as noted above, our common stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our stock could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time including as to whether our common stock will sustain their current market prices or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

Rule 144 related risk.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding; or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the reliance of Rule 144 by shell companies or former shell companies.

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;.

●	the issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;.

●	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that, pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell shares without registration until one year after we have completed our initial business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

Administrative Offices

Our primary business office is located at 10785 West Twain Avenue, Suite 200, Las Vegas, Nevada 89135. Our phone number is 702-933-0808. Our business office is provided at no charge and is a temporary arrangement while we search for more permanent office space.

Subsequent to the fiscal year end December 31, 2013, the Company leased, for one year, additional space for office operations from an entity controlled by the majority shareholder. The rent of $6,250 per month will be expensed

Star Mountain

On April 23, 2012, the Company paid and capitalized $22,113 to acquire 117 unpatented lode mining claims from the Bureau of Land Management related to the Star Mountain project near Milford, Utah. In addition, on May 1, 2012, the Company entered into a mineral lease agreement with the State of Utah for approximately 1,400 acres that are contiguous with the Star Mountain lode mining claims. The initial costs incurred and capitalized in connection with obtaining the lease was $1,599. Collectively, the Star Mountain claims and lease encompass a total area of approximately 3,740 acres.

The lease has an initial term of 10 years, subject to certain extension provisions. The future minimum annual rental commitment is $1.00 per acre (or $1,408). The lease also provides for a minimum annual royalty payment of $4,224 beginning in the 11th year of the lease (if extended), and requires contingent production royalty payments based on 4% to 8% of the gross value (as defined in the lease) of non-fissionable and fissionable metalifferous minerals, respectively, extracted from the leased area.

Spor Mountain

On May 1, 2012, the Company entered into a mineral lease agreement with the State of Utah for approximately 1,920 acres related to the Dugway Minerals project near Delta, Utah. The initial costs incurred and capitalized in connection with obtaining the lease were $2,157. The lease has an initial term of 10 years, subject to certain extension provisions. The future minimum annual rental commitment is $1.00 per acre (or $1,918). The lease also provides for a minimum annual royalty payment of $5,754 beginning in the 11th year of the lease, and requires contingent production royalty payments based on 4% to 8% of the gross value (as defined in the lease) of non-fissionable and fissionable metalifferous minerals, respectively, extracted from the leased area.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

At this time, the following matter has not been elevated to actual or threatened litigation, but it may do so in the future. On March 26, 2013, J. Michael Christiansen filed with the SEC a Schedule 13D dated March 21, 2013 in which he claims that, as of October 29, 2012, he owned 2,250,000 shares of our common stock. We reject Mr. Christiansen’s entire claim of stock ownership as reported in the Schedule 13D he filed with the SEC. We also maintain that Mr. Christiansen filed the Schedule 13D with full knowledge of our dispute of his claim of stock ownership and the inaccurate statements contained therein.

As reported in our Form 8-K/A filed with the SEC on November 30, 2012, on October 29, 2012, we closed on a Merger with Bolcan Mining Corporation (“Bolcan”) in which, in part, we issued shares of our common stock to the Bolcan Shareholders. Mr. Christianson claims that he was a Bolcan shareholder and therefore was entitled to shares of our stock as a result of the merger/exchange. However, the Company disputes Mr. Christiansen’s claims of share ownership in Bolcan, and by extension, his ownership of the Company’s common stock in connection with the Merger. The Company has entered into negotiations with Mr. Christiansen to resolve the disputes regarding his claims of stock ownership.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. At this time, we have no safety violations, orders, citations, related assessments or legal actions, or mining-related fatalities to report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “JMSN”. Such trading of our common stock is limited and sporadic. Prior to June 29, 2012, our symbol was “MYOC.OB”.

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended December 31, 2012 and 2011. The bid information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2012
December 31, 2012	$1.75	$1.75
September 30, 2012	$0.00	$0.00
June 30, 2012	$0.00	$0.00
March 31, 2012	$0.00	$0.00
Fiscal year 2011
December 31, 2011	$0.00	$0.00
September 30, 2011	$0.00	$0.00
June 30, 2011	$0.00	$0.00
March 31, 2011	$0.00	$0.00

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On April 2, 2013, we issued 260,000 shares of our restricted common stock to two investor relations companies in exchange for future investor relation services.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the above transactions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with our and Bolcán’s historical combined financial statements and the related notes. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “project,” “expect” and the like and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Current Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We disclaim any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Current Report. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

As the result of the Merger and the change in our business and operations to engaging in exploration and production activities in the precious metal industry, a discussion of our past financial results is not pertinent and our historical financial results and those of Bolcán Mining, the accounting acquirer prior to the Merger, are considered the historical financial results.

The following discussion highlights our plan of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. The following discussion and analysis are based on consolidated financial statements, which we have prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The discussion and analysis should be read together with such financial statements and the related notes thereto.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The discussion should be read in conjunction with our audited and unaudited financial statements and related notes and the other financial information included elsewhere in this report.

OVERVIEW AND OUTLOOK

Our current active projects include:

Star Mountain/Chopar Mine (Star Mining District) - The Star Mountain/Chopar Mine project consists of 117 lode-mining claims and four metalliferous mineral lease sections located in the Star Mountain range, Star Mining District, in Beaver County, Utah, approximately five miles west of Milford, Utah. The Star Mountain project involves total area of 3,740 acres. We intend to continue to explore for gold, silver, copper, lead and zinc.

Star Mountain/Chopar Mine Location Map

Spor Mountain/Dugway Minerals (Spor Mountain Mining District) - The Spor Mountain/Dugway Minerals project consists of three metalliferous mineral lease sections located in Juab County, Utah, approximately six miles southwest of the Dugway Military Proving Grounds, and 50 miles northwest of Delta, Utah. The Dugway Minerals project involves total area of 1,920 acres. Project activities at Dugway Minerals in 2012 were limited to prospecting and exploration. Assuming economic feasibility, we anticipate startup of production operations in 2013. We intend to continue to explore for silver, gold, bismuth and beryllium.

Spor Mountain/Dugway Minerals Location Map

Ogden Bay Minerals - Ogden Bay Minerals is a developing mineral excavation project on federal protected wetlands, canals and river systems across 25 square miles of land area known as North Delta located in West Ogden, Utah. Our excavation and harvesting rights are maintained through easement rights obtained from Weber County and a special use river/stream alteration permit as part of a State of Utah/Weber County flood mitigation project. We intend to continue to explore for silica, zircon, silver and gold.

Ogden Bay Minerals Location Map

Plan of Operations

Since the Merger, we have operated as a minerals exploration company focused on acquiring and consolidating mining claims and mineral leases with potential production and future growth through exploration discoveries. Our current growth strategy is focused on the initiation and expansion of operations through the exploration and development of our current mining claims and mineral properties into producing projects.

Results of our minerals exploration activities for the fiscal year ended December 31, 2012 included the following:

●	Acquisition of two Metalliferous Mineral Lease Contracts from the State of Utah Trustlands Administration in areas known to carry economic concentrations of base and precious metals such as copper, lead, zinc, beryllium, bismuth, silver and gold. This also expanded our land holdings by 3,324 acres (1,407 acres Star Mountain Chopar Mine and 1,917 acres Spor Mountain Dugway Minerals sites, respectively).

●	Observation of several mineralized targets at Star Mountain Chopar Mine including:

●	Skarn deposits – The Chopar claims clearly indicate potential for several metallic deposit types. Much of the eastern edge of the property is host to historically mined ore, and numerous shafts and adits. Modern exploration using standard geophysical techniques identifies numerous drillable targets. A field examination of several of the larger skarn mines and adits show vein and mantos style mineralization, though there are probably more forms of the mineralization in the subsurface. Chimney type deposits also occur throughout the area.

●	Porphyry Targets – Examination of our magnetometer survey and geophysical modeling provides information of this type of target including depth. Additional geophysical techniques including IP (induced polarization), SP (spontaneous potential) and gravity provide a series of targets based on sulphide and alteration levels. A consideration for a deep penetrating 3D survey should be examined as well. At this stage, however, the mag survey and a proper modeling of values of Au, Ag, Cu, Pb and Zn in the tailings piles provide a zoning pattern that better narrow down where the best potential for a mineralized porphyry could exist. This work is ongoing.

●	Structural Related - The magnetometer imaging of the property shows a strong lineament running NNW-SSE. This lineament is probably a structural contact. There is one known adit near this structural break; however, it is also spatially related to a low magnetometer image. This structural break could be a good target as it may have been a predominant conduit during emplacement of the intrusives. This zone will be field examined first, and then depending of data (soils/streams/alteration analysis for example), areas for follow up geophysical surveys will be targeted.

●	Carlin-Like Target - Examination of a tailings area on the eastern portion of the claimed area provided hints of another potential target type. Several pieces of decalcificated carbonate material were located, providing clues of a potential of a Carlin-like potential in the area. This area is being examined and sampled to determine if there is potential for this type of deposit.

●	Commenced drilling program (“Reverse Circulation”) and prospect pit mining on the Star Mountain Chopar mining claims of selected targets during the fourth quarter of 2012. At year-end 2012 we had completed 17 exploration drill holes to a depth of 500’ (five hundred feet) each completing a total of 8,500’ (eight thousand five hundred feet). Third party analysis results are pending. Twenty more exploratory drilling holes are planned for the second quarter of 2013.

●	Mined 1,200 short tons of hard rock from two prospect pits at Spor Mountain Dugway Minerals for pilot scale run and testing. Third party results are pending.

●	At year-end 2012 we had stockpiled approximately 15,000 short tons of mineral sand at our Ogden Bay Minerals project site for near term processing.

Immediate plans for operations in 2013 are as follows:

●	Convert current natural resource sites into producing assets.

●	Identify under-explored mines on our properties and consider additional under-explored mines for acquisition in the mining districts we are currently operating that are either built, permitted, or have been idled.

●	Continue current exploration and drilling programs and invest resources necessary to discover new ore bodies and open additional mines.

●	Commence and expand production.

Results of Operations for fiscal years ended December 31, 2012 and December 31, 2011.

	Years Ended
	Dec 31, 2012	Dec 31, 2011
Revenue	$-	$89,994

Cost of revenue	-	66,227

Gross profit	$-	$23,767

Operating expenses
Executive compensation	$180,000	$-
Exploration and development costs	151,848	3,133
Exploration and development costs - related party	70,272	39,650
General and administrative	224,063	7,604
General and administrative - related party	-	27,500

Total Operating Expenses	$626,183	$77,887

Net Loss from Operations	$(626,183)	$(54,120)

Other Expenses
Interest expense, related parties	$(22,088)	$(138)

Net Loss	$(648,271)	$(54,258)

Revenue. No revenue was generated for the fiscal year ended December 31, 2012, as compared to revenue of $89,994 generated for the fiscal year ended December 31, 2011. The decrease was due to a reduced level of activity at our Ogden Bay Minerals and Star Mountain projects.

Cost of revenue. The cost of revenue for fiscal year ended December 31, 2012 was zero as compared to $66,227 for the fiscal year ended December 31, 2011. There was no revenue generated for the fiscal year ended December 31, 2012 so there were no associated costs of revenue.

Operating Expenses. Operating expenses for the fiscal year ended December 31, 2012 totaled $626,183, as compared to operating expenses totaling $77,887 for the fiscal year ended December 31, 2011 The increase is due to increased costs for legal and professional fees relative to the merger and increased exploration costs at our Star Mountain project. Certain operating expenses that have been recognized in the fiscal year ended December 31, 2012 at the full amount billed by the service provider might decrease based on our final payment to the vendor.

Operating Loss. Our operating loss during the fiscal year ended December 31, 2012 totaled $626,183, as compared to an operating loss of $54,120 for the fiscal year ended December 31, 2011. The increased operating loss is due to a reduced level of activity at our Ogden Bay Minerals project site and increased in legal and professional fees and increased exploration costs.

Interest Expense. Interest expense for the fiscal year ended December 31, 2012 totaled $22,088 as compared to interest expense of $138 for the fiscal year ended December 31, 2011.

Net Loss. Our net loss for the fiscal year ended December 31, 2012 totaled $648,271 as compared to a net loss of $54,258 for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. From inception, our capital requirements have been met through shareholder loans and private equity placements. As such, we are reliant upon shareholder loans and equity private placements to fund operations

We had $0 and $6,991 of cash as of December 31, 2012 and December 31, 2011, respectively.

Cash Flow Analysis

Net cash used in operating activities is primarily attributable amounts paid for exploration costs (which were expensed as incurred), accounting and legal services, and corporate organizational fees. We do not expect to have positive cash flow from operations until 2013 and give no assurance that such will occur.

Cash used in investing activities is attributable to purchase of transportation and laboratory equipment and mineral rights.

Net cash provided by financing activities relates to advances received from its shareholders and a related party. On June 11, 2012, the Company issued a non-interest bearing convertible promissory note in the principal amount of $105,000 to a related party in connection with advances previously received. The amount of this note was increased by the end of December 31, 2012 to $185,000. The note stipulates that any unpaid balance of the convertible note may be converted at the option of the holder or the Company into common stock of the post-merger company at a rate of one common share for every two dollars of loan reduction. These conversion rights were not exercised and expired on December 31, 2012. No shares were sold and no options or warrants have been issued from inception through December 31, 2012 related to this note. Interest expense has been imputed at 12%.

During the year ended December 31, 2012, 6,300,000 shares were issued as part of the recapitalization at Merger. After this issuance, the total shares issued and outstanding at December 31, 2012 was 31,300,000.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months which will require us to raise additional equity and /or debt capital in order to fully implement our business strategy. We intend to develop a significant capital investment program to scale our production capacity which will require us to raise additional debt or equity capital. Any issuance of equity securities will result in dilution to our stockholders. Issuance of debt or convertible securities could also involve substantial dilution to our stockholders or operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned exploration and development activities which could harm our financial conditions and operating results.

Related Party Transactions

At December 31, 2012 and December 31, 2011, we had outstanding net advances and loans from related parties of $234,993 and $92,725, respectively.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Mineral rights. The costs of acquiring mineral rights are considered tangible assets. Significant acquisition payments are capitalized. If a mineable ore body or other material is discovered, such costs are amortized when production begins using the units-of-production method. If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

General, administrative and holding costs to maintain unproven claims are expensed as incurred. Exploration costs are charged to expense as incurred. Costs to identify new mineral resources, to evaluate potential resources and to convert mineral resources into proven and probable reserves are considered exploration costs.

Income Taxes. The Company applies the provisions of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 740 Income Taxes. The Standard requires an asset and liability approach for financial accounting and reporting for income taxes and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability. At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2012 and 2011, no income tax expense had been incurred or accrued.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced a loss during its initial period of operations and does not currently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should it be unable to continue in operation. Our present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in public and private markets.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-12 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are ineffective in timely alerting us to material information required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports filed or submitted under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was ineffective as of December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weaknesses identified by our management relates to our inadequate number of personnel to allow for proper segregation duties and the requisite internal controls and application of U.S. GAAP. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributes to insufficient oversight of our accounting and audit functions.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of each of the Executive Officers and Director.

Name	Age	Positions and Offices to be Held
Michael Stanford	46	Chief Executive Officer, President, and Director
Robbie Chidester	56	Chief Financial Officer

The director named above will serve until the first annual meeting of our stockholders or until his respective successor has been appointed and duly qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Duties, Responsibilities and Experience

Michael Stanford, 46, President and Chief Executive Officer, Director. Michael Stanford joined Jameson Stanford Resources Corporation in May 2012 and serves as President, Chief Executive Officer and Director. Mr. Stanford also serves as President, Chief Executive Officer and Director of Bolcán Mining Corporation. Mr. Stanford has more than 20 years of experience in the mining and metallurgy industries as an owner and operator of companies specializing in the exploration, development, recovery, refining and marketing of precious metals from mined mineral ore bodies. Mr. Stanford has managed and directed over 2,000 employees and is highly experienced in administering environmental controls and process systems in mining and metallurgy operations. From 1997 to 2008, Mr. Stanford managed and directed projects under contract with Rio Tinto and Kennecott Utah Copper. From 1995 to 2012, Mr. Stanford managed projects under contract with Chubu Electric Power Company, Techno Chubu Company, Kiewit Western Corporation, United States Department of Agriculture Natural Resource Conservation Service (NRCS), United States Bureau of Land Management (BLM), Utah Department of Natural Resources Wildlife Division (DNR). From 1989 to 2012, Mr. Stanford operated two commercial analytic laboratories as Stanford Laboratories.

Robbie Chidester, CPA, 56, Chief Financial Officer. Mr. Chidester joined Jameson Stanford Resources Corporation in July 2012. Prior to joining the Company, he provided outsourced accounting, financial management and advisory services to various clients. Mr. Chidester has spent over 20 years as VP Finance, Chief Financial Officer, Board Member and Advisor. Working the past six years as an outsourced or interim financial officer, Mr. Chidester has provided financial management and advisory services to over 20 emerging businesses. He provided such services for CFO Solutions, LC from 2006 to 2008 and has worked for CFO Advantage Consulting, LC from 2008 to present. Mr. Chidester has personally assisted in the placement of over $274M in private debt and equity funding. While working from 1987 to 2006 as a fulltime financial officer for various emerging companies, ranging in size from startup to over $160M in revenue, he supervised financial teams ranging in size from small, hands-on groups to a diverse, international team of over 40 professionals located on four continents. Beginning his career in 1981 with the international audit, tax and advisory firm KPMG, LLC, Mr. Chidester establishing himself as a specialist in corporate compliance, public reporting, M&A/IPO support, due diligence, business transformation/turn-around services and management consulting. He has provided financial services to a vast array of clients, including successful companies in the exploration, extraction and processing of natural resources. He is a licensed Certified Public Accountant. Mr. Chidester received a Bachelor’s Degree in Accounting, with honors, from the University of Utah.

All executive officers are elected by the Board and hold office until the next annual meeting of stockholders and until their successors are elected and qualify.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Director qualifications

Mr. Stanford is the founder of Bolcán Mining and continues to be involved in our day to day operations. We believe that the professional experience of Mr. Stanford within the mining industry provides him with an enhanced understanding of our operations which provides an additional dimension to his role as a director.

Committees of our Board of Directors

We have not established any committees including an Audit Committee, a Compensation Committee, a Nominating Committee or any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. Because we have only one director who is not independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates nor has our Board of Directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Neither of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally accepted accounting principles and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Board oversight in risk management

Our Chief Executive Officer also serves as Chairman of the Board of Directors and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our Company faces. Because our Board is comprised solely of a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2012 except for Mr. Chidester who failed to file a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information for the fiscal years ended December 31, 2012 and 2011 concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Stanford, Director, President and CEO(1)	2012	120,000	0	0	0	0	0	0	120,000
	2011	0	0	0	0	0	0	0	0

Robbie Chidester, CFO	2012	0	0	0	0	0	0	36,617	36,617
	2011	0	0	0	0	0	0	2,028	2,028

Michael Christiansen, former EVP, CFO, Secretary & Treasurer(3)	2012	60,000	0	0	0	0	0	0	60,000
	2011	0	0	0	0	0	0	0	0

Michael Smith, former CEO(4)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1) Mr. Stanford was appointed as President on May 4, 2012 and CEO on October 29, 2012

(2) Mr. Chidester was appointed as CFO on October 29, 2012.

(3) Mr. Christiansen was appointed as CFO on May 24, 2012 and resigned his position on October 29, 2012.

(4) Mr. Smith resigned as CEO on October 29, 2012.

Employment Agreements

We do not have any employment contracts with our executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Michael Stanford	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE
Michael Christiansen	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE
Michael Smith	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE
Robbie Chidester	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE	NONE

Discussion of Director Compensation

The Company did not pay any director compensation during the fiscal years ended December 31, 2012 and December 31, 2011, respectively. The Company may begin to compensate its directors at some time in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2012 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group. The information relating to the ownership interests of such shareholders is provided after giving effect to the Merger.

Name and Address of Beneficial Owner(1)(3)	Amount and Nature of Beneficial Ownership(1)(3)	Percent of Class(1)(3)
	Common stock	Common stock
Michael Stanford, CEO, President, and Director	25,000,000	79.9%
Michael Smith, former President and CEO	0	0.0%
Robbie Chidester, CFO	0	0.0%
Michael Christiansen, former EVP, CFO, Secretary & Treasurer*	0	0.0%
Summit Capital USA, Inc. (2)	1,988,316	6.35%
Directors and Officers as a group (two persons)	25,000,000	79.9%

(1) Based on an aggregate of 31,300,000 common shares outstanding as of December 31, 2012. The address for each officer and/or director is 10785 West Twain Avenue, Suite 200, Las Vegas, Nevada 89135, the address of the Company.

(2) The mailing address for Summit Capital USA, Inc. is 605 W. Knox Road, Suite 202, Tempe, AZ 85284. The beneficial owners of Summit Capital are 50% owned by Summit Capital Corp, 2 Anthony Henday Center, 4914-55 St., Red Deer, AB, Canada T4N 2J4 (Summit Capital Corp is beneficially owned by Gregg C.E. Johnson and Cheryl L. McRobbie-Johnson); 25% owned by Gregg C.E. Johnson, 6081 W. Park Ave, Chandler, AZ 85226; and 25% owned by Thomas P. Madden, 1192 W. Sunrise Place, Chandler, AZ 85248.

(3) Excludes 2,500,000 shares of our common stock claimed to be owned by J. Michael Christianson as set forth in a Schedule 13D dated March 21, 2013 which we dispute. See Item 3 – Legal Proceedings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At December 31, 2012 and December 31, 2011, we had outstanding net advances from related parties of $234,993 and $92,725, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Mantyla McReynolds, LLC for the fiscal year ended December 31, 2012 and Silberstein Ungar, PLLC for the year ended December 31, 2011.

	2012	2011

Audit Fees	$14,790	$5,700
Audit-Related Fees	4,575	0
Tax Fees
All Other Fees
Total	$19,365	$5,700

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-12.

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.	Exhibits (including those incorporated by reference)

Exhibit Number	Description of Exhibit
2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012 (Incorporated by reference to our Form 8-K filed with the SEC on November 2, 2012).

2.1(a)	Extension Agreement dated July 24, 2012 (Incorporated by reference to our Form 8-K filed with the SEC on November 2, 2012).

2.1(b)	Extension Agreement dated October 24, 2012 (Incorporated by reference to our Form 8-K filed with the SEC on November 28, 2012).

3.1	Articles of Incorporation, as amended (Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on April 6, 2010).

3.2	Amended and Restated Bylaws.

10.1	Asset Purchase Agreement between The Bolcán Group LLC and Bolcán Mining Corporation effective June 30, 1012 (Incorporated by reference to our Form 8-K filed with the SEC on November 23, 2012).

14.1	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Accounting Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial and Accounting Officer

101.INS	XBRL INSTANCE DOCUMENT*
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*In accordance with Regulation S-1, the XBRL-formatted interactive date files the comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jameson Stanford Resources Corporation
(Registrant)

By:	/s/ Michael Stanford

Michael Stanford

Chief Executive Officer

Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Stanford	Chief Executive Officer, Sole Director	April 16, 2013
Michael Stanford	(principal executive officer)

/s/ Robbie Chidester	Chief Financial Officer	April 16, 2013
Robbie Chidester	(principal financial and accounting officer)

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(AN EXPLORATION STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

The Board of Directors

Jameson Stanford Resources Corporation

We have audited the accompanying consolidated balance sheets of Jameson Stanford Resources Corporation (An Exploration Stage Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception [October 12, 2010] through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Stanford Resources Corporation as of December 31, 2012 and 2011 and the consolidated results of operations and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception [October 12, 2010] through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses since inception. The Company has not established operations with consistent revenue streams and has a working capital deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
April 16, 2013

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$-	$6,991

Total Current Assets	-	6,991

Property and equipment, net	40,367	32,354
Mineral rights	25,869	-

Total Assets	$66,236	$39,345

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$330,298	$778
Accrued compensation	180,000	-
Convertible debt, related party	185,000	85,000
Loans payable	45,342	-
Advances from related party shareholders, including accrued interest	49,993	-

Total current liabilities	790,633	85,778

Long-term Liabilities
Advances from related party shareholders, including accrued interest	-	7,725

Total Liabilities	790,633	93,503

STOCKHOLDERS DEFICIT
Common stock, authorized 350,000,000 shares, $.001 par value, 31,300,000 and 25,000,000 shares issued and outstanding, respectively	31,300	25,000
Capital in deficit of par value	(53,168)	(24,900)
Deficit accumulated during exploration stage	(702,529)	(54,258)

Total Stockholders’ Deficit	(724,397)	(54,158)

Total Liabilities and Stockholders’ Deficit	$66,236	$39,345

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Inception (Oct 12, 2010) to December 31, 2012

Revenue	$-	$89,994	$89,994

Cost of revenue	-	66,227	66,227

Gross profit	-	23,767	23,767

Operating expenses
Executive compensation	180,000	-	180,000
Exploration and development costs	151,848	3,133	154,981
Exploration and development costs - related party	70,272	39,650	109,922
General and administrative	224,063	7,604	231,667
General and administrative - related party	-	27,500	27,500

Total Operating Expenses	626,183	77,887	704,070

Net Loss from Operations	(626,183)	(54,120)	(680,303)

Other Expenses
Interest expense, related parties	(22,088)	(138)	(22,226)

Net loss before income taxes	(648,271)	(54,258)	(702,529)

Income tax provision	-	-	-

Net Loss	$(648,271)	$(54,258)	$(702,529)

Basic and diluted (loss) per share	$(0.02)	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding	26,084,426	25,000,000	25,489,396

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period from inception (Oct 12, 2010) through December 31, 2012

	Common Shares		Capital in Deficit of	Deficit Accumulated During Exploration	Total Stockholders’
	Shares	Amount	Par Value	Stage	Deficit

Balance at inception	25,000,000	$25,000	$(25,000)	$-	$-

Net loss from inception (October 12, 2010) to December 31, 2010				-	-

Balance at December 31, 2010	25,000,000	25,000	(25,000)	-	-

Capital contribution			100		100

Net loss				(54,258)	(54,258)

Balance at December 31, 2011	25,000,000	25,000	(24,900)	(54,258)	(54,158)

Imputed interest on convertible debt, related party			17,614	-	17,614

Recapitalization with merger	6,300,000	6,300	(45,882)	-	(39,582)

Net loss				(648,271)	(648,271)

Balance at December 31, 2012	31,300,000	$31,300	$(53,168)	$(702,529)	$(724,397)

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			Inception
	Year Ended	Year Ended	(Oct 12, 2012)
	December 31, 2012	December 31, 2012	December 31, 2012

Cash flows from operating activities
Net loss	$(648,271)	$(54,258)	$(702,529)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	6,955	1,047	8,002
Imputed interest	17,614	-	17,614
Changes in operating assets and liabilities
Accounts payable and accrued expenses	289,938	778	290,716
Accrued interest	4,474	138	4,612
Accrued compensation	180,000	-	180,000

Net cash used in operating activities	(149,290)	(52,295)	(201,585)

Cash flows from investing activities
Acquisition of mineral rights	(25,869)	-	(25,869)
Purchase of equipment	(14,968)	(33,401)	(48,369)

Net cash used in investing activities	(40,837)	(33,401)	(74,238)

Cash flows from financing activities
Proceeds from issuance of convertible debt, related party	100,000	85,000	185,000
Loan payable	42,000	-	42,000
Advances from related party shareholders	41,136	7,587	48,723
Member’s contributions	-	100	100

Net cash provided by financing activities	183,136	92,687	275,823

Net increase (decrease) in cash	(6,991)	6,991	-

Cash, beginning of year	6,991	-	-

Cash, end of year	$-	$6,991	$-

Supplemental Information:
Cash paid for:
Taxes	$-	$-	$-
Interest Expense	$-	$-	$-
Liabilities assumed in merger	$39,582	$-	$39,582

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(AN EXLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

On October 29, 2012, Jameson Stanford Resources Corporation (“the Company”) merged with Bolcán Mining Corporation (Note 2). Prior to the Merger, the Company was a publically traded shell company with no business operations. The shell company was originally incorporated under the laws of the state of Nevada in June 2009 as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States. As a result of the Merger, the Company is no longer considered a shell company.

The intended future operating activities of the Company are to pursue the development of certain mining claims, mineral leases and excavation rights (collectively referred to herein as “mineral rights”) for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah.

NOTE 2 – MERGER

Effective May 7, 2012, the Company entered into an Agreement and Plan of Merger with Jameson Stanford Resources Corporation, (“Jameson Stanford”), and JSR Sub Co, (“JSR”), both unrelated parties. On July 24, 2012, the above parties entered into an Extension Agreement in order to extend the effective time of the merger to August 3, 2012. On October 24, 2012, the parties entered into a second Extension Agreement extending the closing date for the Merger to October 29, 2012. On October 29, 2012, the Merger was closed. Effective as of the closing of the Merger, the CEO and Director of Jameson Stanford resigned from all positions with the Company and he returned, for cancellation, 52,500,000 shares of the Jameson Stanford’s common stock held in his name. Also at closing, the shareholder of Bolcán Mining was issued 25,000,000 shares of Jameson Stanford’s common stock. As of December 31, 2012 there were 31,300,000 shares of Jameson Stanford common stock outstanding, of which approximately 80% is held by the former shareholders of Bolcán. The merger has been treated as a reverse acquisition and recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historic statements of Bolcán Mining Corporation, which was incorporated on April 11, 2012 in the State of Nevada.

NOTE 3 – GOING CONCERN

The Company is an exploration stage enterprise as defined under generally accepted accounting principles in the United States (“GAAP”). The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a deficit accumulated during exploration stage of $702,529 and $54,258 as of December 31, 2012 and 2011, respectively. Further losses are anticipated in the development of its business.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations and cash flows in the near-term future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management plans to finance the Company’s operating costs as necessary over the next twelve months with advances from owners and directors, and the private placement of the Company’s equity ownership. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(AN EXLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

Management has elected not to measure any of its eligible financial instruments or other items at fair value. Accordingly, except as required by GAAP and disclosed herein, the Company continues to measure all of its assets and liabilities at historical cost.

The Company is in the exploration stage and its primary activities to date have included conducting research and exploration, developing markets for its products, securing strategic alliances, recruiting personnel and obtaining financing. As an exploration stage enterprise, the Company is required to present cumulative amounts from inception (October 12, 2010) through the latest period presented herein.

Property and Equipment

Property and equipment consists of a vehicle and laboratory equipment that is stated at cost $48,368 and $33,400, less accumulated depreciation of $8,001 and $1,046 at December 31, 2012 and 2011, respectively. Depreciation expense was $6,955 and $1,047 for the years ended December 31, 2012 and 2011, respectively. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is five years for vehicles and six years for laboratory equipment.

Revenue

The Company recognizes revenue when products are fully delivered and title has transferred or services have been provided and collection is reasonably assured. The Company’s only revenues to date consist of a dredging agreement for the Weber River for which the earnings process was complete as of December 31, 2011.

Income Taxes

The Company applies the provisions of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 740 Income Taxes. The Standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability. At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

Mineral Rights

The Company concluded that mineral rights meet the definition of tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mining claims and mineral lease rights. Costs of exploring, carrying and retaining unproven properties, if any, are expensed as incurred.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(AN EXLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents and is included in other current and long-term assets.

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No impairments were indicated or recorded during the years ended December 31, 2012 and 2011.

NOTE 5 – MINERAL RIGHTS

Star Mountain

On April 23, 2012, the Company paid and capitalized $22,113 to acquire 117 unpatented lode mining claims from the Bureau of Land Management related to the Star Mountain project near Milford, Utah. In addition, on May 1, 2012, the Company entered into a mineral lease agreement with the State of Utah for approximately 1,400 acres that are contiguous with the Star Mountain lode mining claims. The initial costs incurred and capitalized in connection with obtaining the lease was $1,599. Collectively, the Star Mountain claims and lease encompass a total area of approximately 3,740 acres.

The lease has an initial term of 10 years, subject to certain extension provisions. The future minimum annual rental commitment is $1.00 per acre (or $1,408). The lease also provides for a minimum annual royalty payment of $4,224 beginning in the 11th year of the lease (if extended), and requires contingent production royalty payments based on 4% to 8% of the gross value (as defined in the lease) of non-fissionable and fissionable metalifferous minerals, respectively, extracted from the leased area.

Spor Mountain

On May 1, 2012, the Company entered into a mineral lease agreement with the State of Utah for approximately 1,920 acres related to the Dugway Minerals project near Delta, Utah. The initial costs incurred and capitalized in connection with obtaining the lease were $2,157. The lease has an initial term of 10 years, subject to certain extension provisions. The future minimum annual rental commitment is $1.00 per acre (or $1,918). The lease also provides for a minimum annual royalty payment of $5,754 beginning in the 11th year of the lease, and requires contingent production royalty payments based on 4% to 8% of the gross value (as defined in the lease) of non-fissionable and fissionable metalifferous minerals, respectively, extracted from the leased area.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(AN EXLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

The provision for income taxes consists of the following as of December 31, 2012 and 2011:

	12/31/2012	12/31/2011

Current taxes	$-	$-
Deferred Tax Benefit	(182,309)	-
Benefits of Operating Loss Carryforwards	182,309	-
Actual provision	$-	$-

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has cannot predict when or if it will have taxable income in the future.

	12/31/2012	12/31/2011

DEFERRED TAX ASSETS
Current	$63,000	$-
Noncurrent
Net operating losses	119,309	-
Total DTA	$182,309	$-
Valuation Allowance	(182,309)	-
NET DEFERRED TAXES	$-	$-

The Company’s provision for income taxes was $0 for the year ended December 31, 2012 since the Company incurred net operating losses since inception that have a full valuation allowance through December 31, 2012. The Company’s net federal operating loss carry forward of approximately $520,882 begins to expire in 2032.

Operating Losses
Expires	Amount
2031	-
2032	520,882
Total	$520,882

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $520,882. The total valuation allowance is equal to the total deferred tax asset of $182,309, showing an increase of $182,309 from the year ended December 31, 2011.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(AN EXLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between income taxes at statutory tax rates (35%) and the actual income tax provision for continuing operations as of December 31, 2012 and 2011 is as follows:

	12/31/2012	12/31/2011

Expected provision (based on statutory rate)	(226,895)	0
Effect of:
Increase in valuation allowance	182,309	-
Loss from LLC	41,032	-
Non-deductible expenses	3,554	-
Actual provision	$-	$-

The Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had income from operations and has deferred items consisting entirely of unused net operating losses as disclosed above. Since it is unknown whether this net operating loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2012 and 2011, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2012 and 2011 related to unrecognized benefits.

The Company has not filed the federal income tax return in the U.S for the year ended December 31, 2012. An extension has been filed for which the federal return will be due on September 15, 2013. The tax years ended December 31, 2012 and 2011 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 7 – TRANSACTIONS WITH MAJORITY OWNER AND OFFICER

The Majority Owner has made periodic advances to the Company to fund operations, which are unsecured and payable on demand after June 30, 2013. Interest is charged at the rate of 12%. The outstanding advances totaled $49,993 and $7,725, including accrued interest of $1,270 and $138 as of December 31, 2012 and 2011.

The Company has contracted for minerals testing, laboratory services, project management and materials supply from several entities that are operated by common management or are otherwise controlled by the Majority Owner. Payments to such related parties totaled $70,272 and $67,150 for the periods ended December 31, 2012 and 2011.

NOTE 8 – CONVERTIBLE NOTE-RELATED PARTY

In connection with a memorandum of understanding dated October 27, 2011, the Company received certain cash advances totaling $105,000 from a related party. The advances were unsecured, did not bear interest and were payable on demand.

JAMESON STANFORD RESOURCES CORPORATION

(FORMERLY MYOTHERCOUNTRYCLUB.COM)

(AN EXLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 11, 2012 these advances were rolled into a non-interest bearing convertible promissory note of $105,000, payable to the related party. Additional advances of $80,000 have been added to the note. Prior to January 1, 2013, the note is due on demand; however, the unpaid balance was convertible at the option of the related party or the Company into shares of common stock of any post-merger company shares at the rate of one share of common stock for every two dollars of loan reduction. These conversion rights were not exercised and expired on December 31, 2012. Interest expense has been imputed at 12%. All advances under this facility are shown as a current liability in the accompanying financial statements.

The balance of the convertible note totaled $185,000 and $85,000 as of December 31, 2012 and 2011, respectively.

NOTE 9 – NOTE PAYABLE

On May 11, 2012, an individual loaned the Company $42,000. The loan is guaranteed by the Majority Owner, bears interest at 12% per annum, and was extended to a due date of August 24, 2012. The balance of this note, including accrued interest of $3,342, was $45,342 at December 31, 2012. As the loan has passed its due date, it is in default.

NOTE 10 - SIGNIFICANT CONCENTRATIONS

The Company’s only revenues to date consist of a dredging agreement for the Weber River for which the earnings process was complete as of December 31, 2011.

NOTE 11 - Subsequent Events

Residential Office Lease

Commencing February 1, 2013 and continuing to January 31, 2014, the Company is renting residential office space from an entity controlled by the majority shareholder. The lease obligates the Company to monthly lease payments of $6,250. Any personal use of the residence is being allocated as personal income to the majority shareholder.

Minimum lease payments related to this agreement are as follows:

2013	$68,750
2014	$6,250
Total	$75,000

Service Contracts

In February 2013, the Company contracted with a consulting group to receive consulting, investor relations and development services. This consulting agreement calls for the issuance of 200,000 restricted common shares.

Also in February 2013, the Company contracted with a PR advertising company to receive investor relations and development services, video production and distribution, public relations as well as various social media outreach and promotion services. This service contract requires the issuance of 60,000 restricted common shares and minimum quarterly fees totaling $40,000 to be paid over a six month service period.

