Form 10-Q
period 2013-03-31
JAMESON STANFORD RESOURCES Corp
filed 2013-05-20
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54405

JAMESON STANFORD RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-0585702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10785 West Twain Ave., Suite 200, Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on May 20, 2013, was 31,460,000 shares.

2

PART I

ITEM 1. FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$96	$-

Total current assets	96	-

Property & equipment, net	38,173	40,367
Mineral Rights	25,869	25,869
Deposits	12,876	-

TOTAL ASSETS	$77,014	$66,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$504,960	$330,298
Accrued compensation	225,000	180,000
Convertible debt, related party	185,000	185,000
Loans payable	46,697	45,342
Advances from related party shareholders, including accrued interest	201,435	49,993

Total current liabilities	1,163,092	790,633

Total Liabilities	1,163,092	790,633

STOCKHOLDERS’ DEFICIT
Common stock, authorized 350,000,000 shares, $0.001 par value, 31,300,000 issued and outstanding	$31,300	$31,300
Capital in deficit of par value	(47,172)	(53,168)
Accumulated deficit during exploration stage	(1,070,206)	(702,529)

Total Stockholder’s Deficit	(1,086,078)	(724,397)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,014	$66,236

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Period from
			Inception
	Three Months Ended		(Oct 12, 2010) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$89,994

Cost of Revenue	-	-	66,227

Gross Profit	-	-	23,767

Operating Expenses
Executive Compensation	46,793	-	226,793
Exploration and development costs	113,399	32,650	268,380
Exploration and development costs - related party	-	-	109,922
General and administrative	186,065	7,255	417,732
General and administrative - related party	10,783	-	38,283

Total Operating Expenses	357,040	39,905	1,061,110

Net Loss from Operations	(357,040)	(39,905)	(1,037,343)

Other Expenses			-
Interest expense, related parties	(9,281)	(2,974)	(31,507)
Interest expense	(1,356)	-	(1,356)

Net Loss before Income Taxes	(367,677)	(42,879)	(1,070,206)

Income tax provision	-	-	-

Net Loss	$(367,677)	$(42,879)	$(1,070,206)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)

Basic and diluted weighted average shares outstanding	31,300,000	25,000,000	26,069,811

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

			Period from
			Inception
	For Three Months Ended		(October 12, 2010) to
	March 31, 2013	March 31, 2012	March 31, 2013

Cash flows from operating activities
Net loss	$(367,677)	$(42,879)	$(1,070,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,194	1,571	10,196
Imputed interest	5,996	2,974	23,610
Changes in operating assets and liabilities
Prepaid expense/deposits	(12,876)	-	(12,876)
Accounts payable and accrued expenses	174,662	1,184	465,378
Accrued interest	4,641	-	9,253
Accrued compensation	45,000	-	225,000

Net cash used in operating activities	(148,060)	(37,150)	(349,645)

Cash flows from investing activities
Acquisition of mineral rights	-	-	(25,869)
Purchase of equipment	-	-	(48,369)

Net cash used in investing activities	-	-	(74,238)

Cash flows from financing activities
Proceeds from issuance of convertible debt, related party	-	20,000	185,000
Loan payable	-	-	42,000
Advances from related party shareholders	148,156	10,186	196,879
Members contributions	-	-	100

Net cash provided by financing activities	148,156	30,186	423,979

Net increase (decrease) in cash	96	(6,964)	96

Cash, beginning of year	-	6,991	-

Cash, end of year	$96	$27	96

Supplemental Information:
Cash paid for:
Taxes	$-	$-	0
Interest Expense	$-	$-	$0
Liabilities assumed in merger	$-	$-	$39,582

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – MERGER

Effective May 7, 2012, the Company entered into an Agreement and Plan of Merger with Jameson Stanford Resources Corporation, (“Jameson Stanford”), and JSR Sub Co, (“JSR”), both unrelated parties. On July 24, 2012, the above parties entered into an Extension Agreement in order to extend the effective time of the merger to August 3, 2012. On October 24, 2012, the parties entered into a second Extension Agreement extending the closing date for the Merger to October 29, 2012. On October 29, 2012, the Merger was closed. Effective as of the closing of the Merger, the CEO and Director of Jameson Stanford resigned from all positions with the Company and he returned, for cancellation, 52,500,000 shares of the Jameson Stanford’s common stock held in his name. Also at closing, the shareholder of Bolcán Mining was issued 25,000,000 shares of Jameson Stanford’s common stock. As of March 31, 2013 there were 31,300,000 shares of Jameson Stanford common stock outstanding, of which approximately 80% is held by the former shareholders of Bolcán. The merger has been treated as a reverse acquisition and recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historic statements of Bolcán Mining Corporation, which was incorporated on April 11, 2012 in the State of Nevada.

NOTE 3 – GOING CONCERN

The Company is an exploration stage enterprise as defined under generally accepted accounting principles in the United States (“GAAP”). The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a deficit accumulated during exploration stage of $1,070,206 as of the period ended March 31, 2013. Further losses are anticipated in the development of its business.

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

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 4 to the Notes to Condensed Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

NOTE 5 – TRANSACTIONS WITH MAJORITY OWNER AND OFFICER

Michael Stanford, the Company’s Chief Executive Officer and its majority shareholder (the “Majority Owner”) has made periodic advances to the Company to fund operations, which are unsecured and payable on demand after June 30, 2013. Interest is charged at the rate of 12%. During the period ended March 31, 2013, the majority owner advanced $139,758 to the Company and the Company expensed $3,286 in interest expense. The outstanding advances totaled $201,435 at the period ended March 31, 2013 including $4,556 of interest payable.

The Company has contracted for minerals testing, laboratory services, project management and materials supply from several entities that are operated by common management or are otherwise controlled by the Majority Owner. Payments to such related party totaled $0 for the period ended March 31, 2013.

NOTE 6 – CONVERTIBLE NOTE-RELATED PARTY

In connection with a memorandum of understanding dated October 27, 2011, the Company received certain cash advances totaling $105,000 from a related party. The advances were unsecured, did not bear interest and were payable on demand.

In 2011 and 2012, the Company borrowed $185,000 from a related party. The note is due on demand. The unpaid balance was convertible at the option of the related party or the Company into shares of common stock of the Company at the rate of one share of common stock for every two dollars of loan reduction. These conversion rights were not exercised and expired on December 31, 2012. The Company and the related party have verbally agreed to extend the conversion rights to June 30, 2013. Interest expense has been imputed at 12%. All advances under this facility are shown as a current liability in the accompanying financial statements.

The balance of the convertible note totaled $185,000 as of the period ended March 31, 2013. The imputed interest for the period ended March 31, 2013 was $5,995.

NOTE 7 – NOTE PAYABLE

On May 11, 2012, an individual loaned the Company $42,000. The loan is guaranteed by the Majority Owner, bears interest at 12% per annum, and was extended to a due date of August 24, 2012. The balance of this note, including accrued interest of $4,697, was $46,697 as of the period ended March 31, 2013. As the loan has passed its due date, it is in default.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Contracts and lease commitments

Residential Office Lease

Commencing February 1, 2013 and continuing to January 31, 2014, the Company is renting residential office space from an entity controlled by the Majority Owner. The lease obligates the Company to monthly lease payments of $6,250.

Service Contracts

In February 2013, the Company contracted with a consulting group to receive consulting, investor relations and development services. This consulting agreement calls for the issuance of 200,000 restricted common shares. As of the period ended March 31, 2013, these shares were not yet issued. However, because the services were commenced with the signing of the contract, $80,000 was expensed for the period ended March 31, 2013. The value of the services was based on the closing common share value on the share issuance date of April 2, 2013 which was $1.20 per share.

Also in February 2013, the Company contracted with a PR advertising company to receive investor relations and development services, video production and distribution, public relations as well as various social media outreach and promotion services. This service contract requires the issuance of 60,000 restricted common shares and minimum quarterly fees totaling $40,000 to be paid over a six month service period. As of the period ended March 31, 2013, these shares were not yet issued. However, because the services were commenced with the signing of the contract, $15,000 was expensed for the period ended March 31, 2013. The value of the services was based on the closing common share value on the share issuance date of April 2, 2013 which was $1.20 per share.

NOTE 9 – Subsequent events

On April 2, 2013, 200,000 shares of restricted common stock were issued to a consulting company. Per the terms of the contract, 100,000 shares were not due to the consulting firm until May, 2013. The contract calls for various consulting and investor relations services to be performed over six months. The value of the services from the signing date in February to the end of the period ended March 31, 2013 was expensed as outlined in Note 9 above.

On April 2, 2013, 60,000 shares of restricted common stock were issued to a marketing company. The contract calls for various social media and public relations services to be performed over six months. The value of the services from the signing date in February to the end of the period ended March 31, 2013 was expensed as outlined in Note 9 above.

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

THE COMPANY

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

On May 2, 2012, we completed a 7-for-1 forward split of all outstanding shares of our common stock and a corresponding increase in our authorized common stock. The effect of the forward split was to increase the number of our common shares issued and outstanding from 8,400,000 to 58,800,000 and to increase our authorized common shares from 50,000,000 shares, par value $0.001, to 350,000,000 shares, par value $0.001.

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

Business Strategy

We are a minerals exploration, development and production company focused on acquiring and consolidating mining claims and mineral leases with potential production and future growth through exploration discoveries. Our current growth strategy is focused on the initiation and expansion of production operations through the development of current mining claims and mineral properties into producing projects.

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

Our business development strategy for 2013-2014 comprises the following activities:

●	Initiate small-scale production of copper ore at the Chopar Mine project site;

●	Ramp Chopar Mine copper ore production to profitability and positive cash flow;

●	Commission independent engineering reports to validate reserves in compliance with SEC Industry Guide 7:

●	Subcontract production at Ogden Bay Minerals to generate near term cash flow;

●	Initiate production at the Dugway Minerals project site in 2013;

●	Develop larger scale production plan and capital investment program; and

●	Fund capital investment for significant production expansion.

Projects

Our current active projects include:

Star Mountain/Chopar Mine (Star Mining District) - The Star Mountain/Chopar Mine project consists of 117 lode-mining claims, and four metalliferous mineral lease sections located in the Star Mountain range, Star Mining District, in Beaver County, Utah, approximately five miles west of Milford, Utah. The Star Mountain project involves total area of 3,740 acres. Based on our geological analysis, magnetometry studies and reverse circulation drilling samples, we believe that the Star Mountain/Chopar Mine involves a significant geologic formation containing commercial grades of copper ore, plus additional precious and base metals.

Spor Mountain/Dugway Minerals (Spor Mountain Mining District) - The Spor Mountain/Dugway Minerals project consists of three metalifferous mineral lease sections located in Juab County, Utah, approximately six miles southwest of the Dugway Military Proving Grounds, and 50 miles northwest of Delta, Utah. The Dugway Minerals project involves total area of 1,920 acres. Planned project activities at Dugway Minerals in 2012 are limited to prospecting, exploration and development. Assuming economic feasibility, we anticipate startup of production operations in 2013.

Ogden Bay Minerals - Ogden Bay Minerals is a developing mineral excavation project on federal protected wetlands, canals and river systems across 25 square miles of land area known as North Delta, located in West Ogden, Utah. Our excavation and harvesting rights are maintained through easement rights obtained from Weber County and a special use river/stream alteration permit as part of a State of Utah/Weber County flood mitigation project. Our Ogden Bay Minerals project contains deposits of alluvial mineral deposits that are created and replenished from 125 miles of river flow from the nearby Wasatch Mountain Range. We believe these alluvial mineral deposits contain commercial grades of gold, silver, zircon and other commercial metals and minerals that can be efficiently extracted by standard separation methods.

Products

We intend to develop our project mining claims, mineral leases and excavation rights to produce the following specialized mining products:

Copper Ore with Precious Metals Component - Hard rock mineralized material will be drilled, blasted, excavated and hauled, then crushed and classified to customer specifications. We will deliver this product on-demand or just in time to customers on a 24/7 schedule, utilizing truck and pup combos for local deliveries, and rail for regional deliveries. The Union Pacific Railroad main line from Los Angeles to Ogden, Utah, is routed through Milford, Utah, approximately five miles east of our Star Mountain project site.

Mined Mineral Concentrates - Finely divided particles from hard rock mining and recovery operations containing significant enrichments of silver and gold will be upgraded by gravity concentrating methods to contain a minimum 3,000 grams of precious metals per ton of concentrate. Mineral concentrate products are dried, bagged, and shipped to customers.

Refined Precious Metals - During 2013-2014, we plan to develop a refining capacity for up to two tons per day of selected precious metals concentrates from our mining and recovery operations. Precious metals concentrates containing greater than 50% combined silver/gold mixture will be further concentrated, refined, separated and manufactured into bar and ingot product.

Results of Operations for the three months ended March 31, 2013 and 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenue. No revenue was generated for the three months ended March 31, 2013 and the three months ended March 31, 2012.

Cost of revenue. The cost of revenue for the three months ended March 31, 2013 and the three months ended March 31, 2012 was zero.

Operating Expenses. Operating expenses for the three months ended March 31, 2013 totaled $357,040, as compared to operating expenses totaling $39,905 for the three months ended March 31, 2012. The increase is primarily due to increased costs for legal and professional fees related to the merger as well as increased exploration costs at our Star Mountain project.

Operating Loss. Our operating loss during the three months ended March 31, 2013 totaled $357,040, as compared to an operating loss of $39,905 for the three months ended March 31, 2012. The increase is primarily due to increased costs for legal and professional fees related to the merger as well as increased exploration costs at our Star Mountain project.

Interest Expense. Interest expense, including – interest expense - related parties, for the three months ended March 31, 2013 totaled $10,637 as compared to interest expense of $2,974 for the three months ended March 31, 2012. The increase was primarily related to costs of borrowing from related parties.

Net Loss. Our net loss for the three months ended March 31, 2013 was $367,677 as compared to a net loss of $42,879 for the three months ended March 31, 2012. The increase in net loss was a result of the increase in operating loss and interest expense discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $96 and $0 of cash as of March 31, 2013 and December 31, 2012, respectively.

Net cash used in operating activities was $148,060 for the three months ended March 31, 2013, compared to $37,150 for the same period in 2012.

Net cash provided by financing activities during the three months ended March 31, 2013, was $148,156 compared to $30,186 for the three months ended March 31, 2012.

We had assets at March 31, 2013 of $77,014.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the extent we continue exploration activities, the profitability of operations and our ability to control costs. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Related Party Transactions

At March 31, 2013 and December 31, 2012, we had outstanding net advances and loans from related parties of $201,435 and $49,993, respectively.

At March 31, 2013 and December 31, 2012, we had outstanding convertible debt from a related party of $185,000.

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

As a “smaller reporting company”, we are not required to provide the information under Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2013. This evaluation was carried out under the supervision and with the participation of our chief executive officer, Michael Stanford, and our financial officer, Mr. Robbie Chidester (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2013, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our certifying officer further concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and are also ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

At this time, the following matter has not been elevated to actual or threatened litigation, but it may do so in the future. On March 26, 2013, J. Michael Christianson filed with the SEC a Schedule 13D dated March 21, 2013 in which he claims that, as of October 29, 2012, he owned 2,250,000 shares of our common stock. We reject Mr. Christianson’s entire claim of stock ownership as reported in the Schedule 13D. We also maintain that Mr. Christianson filed the Schedule 13D with full knowledge of the inaccurate statements contained therein.

As reported in our Form 8-K/A filed with the SEC on November 30, 2012, on October 29, 2012, we closed on a merger with Bolcán Mining Corporation (“Bolcán”) in which, in part, we issued shares of our common stock to the Bolcán shareholders. Mr. Christianson claims that he was a Bolcán shareholder and therefore was entitled to shares of our stock in the merger/exchange. However, the Company disputes Mr. Christiansen’s claims of share ownership in Bolcan, and by extension, his ownership of the Company’s common stock in connection with the Merger. The Company has entered into negotiations with Mr. Christiansen to resolve the disputes regarding his claims of stock ownership. We have conveyed to Mr. Christianson our position that we reject his stock ownership claim as described in the Schedule 13D.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*

32.1	Section 906 Certificate of Chief Executive Officer.*

32.2	Section 906 Certificate of Chief Financial Officer.*

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Stanford Resources Corporation

Date: May 20, 2013	By:	/s/ Michael Stanford
Michael Stanford
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2013	By:	/s/ Robbie Chidester
Robbie Chidester Chief Financial Officer (Principal Financial and Accounting Officer)

