Form 10-Q
period 2013-06-30
JAMESON STANFORD RESOURCES Corp
filed 2013-08-19
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Not applicable.
(Former Name, former address and former fiscal year, if changed since last report)

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on August 15, 2013, was 31,560,000 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Prepaid Expenses	$60,400	$-

Total current assets	60,400	-

Property & equipment, net	39,513	40,367
Mineral Rights	25,869	25,869
Deposits	12,875	-

TOTAL ASSETS	$138,657	$66,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$452,959	$330,298
Accrued compensation	270,000	180,000
Cash Overdraft	18	-
Convertible debt, related party	135,000	185,000
Loans payable	48,108	45,342
Advances from related party shareholders, including accrued interest	362,344	49,993

Total current liabilities	1,268,429	790,633

Total Liabilities	1,268,429	790,633

STOCKHOLDERS’ DEFICIT
Common stock, authorized 350,000,000 shares, $.001 par value, 31,560,000 and 31,300,000 issued and outstanding, respectively	$31,560	$31,300
Add’l Paid in Capital (Deficit in par value)	379,532	(53,168)
Accumulated deficit during exploration stage	(1,540,864)	(702,529)

Total Stockholders’ Deficit	(1,129,772)	(724,397)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$138,657	$66,236

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
					Inception
	Three Months Ended		Six Months Ended		(Oct 12, 2010) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$-	$-	$-	$-	$89,994

Cost of Revenue	-	-	-	-	66,227

Gross Profit	-	-	-	-	23,767

Operating Expenses
Executive Compensation	47,450	50,000	94,243	50,000	274,243
Exploration and development costs	16,224	10,352	129,623	12,380	284,604
Exploration and development costs - related party	-	39,650	-	70,272	109,922
General and administrative	332,712	52,482	518,777	59,737	750,444
General and administrative - related party	-	-	10,783	-	38,283

Total Operating Expenses	396,386	152,484	753,426	192,389	1,457,496

Net Loss from Operations	(396,386)	(152,484)	(753,426)	(192,389)	(1,433,729)

Other Expenses
Extinguishment of debt	(60,000)		(60,000)		(60,000)
Interest expense, related parties	(12,738)	(4,673)	(22,019)	(7,647)	(44,245)
Interest expense	(1,534)	-	(2,890)	-	(2,890)

Net Loss before Income Taxes	(470,658)	(157,157)	(838,335)	(200,036)	(1,540,864)

Income tax provision	-	-	-	-	-

Net Loss	$(470,658)	$(157,157)	$(838,335)	$(200,036)	$(1,540,864)

Basic and diluted (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.06)

Basic and diluted weighted average shares outstanding	31,557,143	25,000,000	31,429,282	25,000,000	26,573,185

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

			Period from
			Inception
	For Six Months Ended		(October 12, 2010) to
	June 30, 2013	June 30, 2012	June 30, 2013

Cash flows from operating activities
Net loss	$(838,335)	$(200,036)	$(1,540,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,784	3,140	12,786
Imputed interest	10,960	7,647	28,574
Shares issued for services	312,000	-	312,000
Shares issued for debt extinguishment	60,000	-	60,000
Changes in operating assets and liabilities
Prepaid expense	(60,400)	-	(60,400)
Deposits	(12,875)	-	(12,875)
Accounts payable and accrued expenses	122,661	51,869	413,377
Accrued interest	13,825	-	18,437
Accrued compensation	90,000	50,000	270,000

Net cash used in operating activities	(297,380)	(87,380)	(498,965)

Cash flows from investing activities
Acquisition of mineral rights	-	(25,869)	(25,869)
Purchase of property and equipment	(3,929)	-	(52,298)

Net cash used in investing activities	(3,929)	(25,869)	(78,167)

Cash flows from financing activities
Cash Deficit	18	-	18
Proceeds from issuance of convertible debt, related party	-	70,000	185,000
Advances from related party shareholders	301,291	52,185	350,014
Members contributions	-	-	100
Loan payable	-	-	42,000

Net cash provided by financing activities	301,309	122,185	577,132

Net increase (decrease) in cash	-	8,936	-

Cash, beginning of year	-	6,991	-

Cash, end of year	$-	$15,927	$-

Supplemental Information:
Cash paid for:
Taxes	$-	$-	$-
Interest Expense	$-	$-	$-
Liabilities assumed in merger	$-	$-	$39,582
Settlement of debt with contributed capital	$50,000	$-	$50,000

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

NOTE 2 – MERGER

Effective May 7, 2012, the Company entered into an Agreement and Plan of Merger with Jameson Stanford Resources Corporation, (“Jameson Stanford”), and JSR Sub Co, (“JSR”), both unrelated parties. On July 24, 2012, the above parties entered into an Extension Agreement in order to extend the effective time of the merger to August 3, 2012. On October 24, 2012, the parties entered into a second Extension Agreement extending the closing date for the Merger to October 29, 2012. On October 29, 2012, the Merger was closed. Effective as of the closing of the Merger, the CEO and Director of Jameson Stanford resigned from all positions with the Company and he returned, for cancellation, 52,500,000 shares of the Jameson Stanford’s common stock held in his name. Also at closing, the shareholder of Bolcán Mining was issued 25,000,000 shares of Jameson Stanford’s common stock. As of June 30, 2013 there were 31,560,000 shares of Jameson Stanford common stock outstanding, of which approximately 80% is held by the former shareholders of Bolcán. The merger has been treated as a reverse acquisition and recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historic statements of Bolcán Mining Corporation, which was incorporated on April 11, 2012 in the State of Nevada.

NOTE 3 – GOING CONCERN

The Company is an exploration stage enterprise as defined under generally accepted accounting principles in the United States (“GAAP”). The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a deficit accumulated during exploration stage of $1,540,864 as of the period ended June 30, 2013. Further losses are anticipated in the development of its business.

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

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 4 to the Notes to Condensed Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

NOTE 5 – TRANSACTIONS WITH MAJORITY OWNER AND OFFICER

Michael Stanford, the Company’s Chief Executive Officer and its majority shareholder (the “Majority Owner”) has made periodic advances to the Company to fund operations, which are unsecured and payable on demand after June 30, 2013. Interest is charged at the rate of 12%. During the six-month period ended June 30, 2013, the Majority Owner advanced $292,890 to the Company and the Company recorded $11,060 in interest expense. The outstanding advances totaled $362,344 as of June 30, 2013 including $12,330 of interest payable.

The Company has contracted for minerals testing, laboratory services, project management and materials supply from several entities that are operated by common management or are otherwise controlled by the Majority Owner. Payments to such related party totaled $0 for the six-month period ended June 30, 2013.

NOTE 6 – CONVERTIBLE NOTE-RELATED PARTY

In connection with a memorandum of understanding dated October 27, 2011, the Company received certain cash advances totaling $105,000 from a related party. The advances were unsecured, did not bear interest and were payable on demand.

 In 2011 and 2012, the Company borrowed $185,000 from related parties. The unpaid balance is convertible at the option of the related parties or the Company into common stock shares of the Company at the rate of one share of common stock for every two dollars of loan reduction. These conversion rights were not exercised and expired on December 31, 2012. The Company and one of the related parties have verbally agreed to extend the conversion rights related to a $135,000 portion of the note to December 31, 2013. Interest expense has been imputed at 12%. The note is due on demand. All advances under this facility are shown as a current liability in the accompanying financial statements.

In April 2013, $50,000 of the aforementioned $185,000 related party notes was extinguished. To extinguish the debt, an existing shareholder contributed 100,000 shares of the Company’s common stock to the Company; the shares were then transferred to the related party note holder. Based on a share value of $1.10 per share, which was the value of the Company’s common stock at the share issuance date of April 24, 2013, a loss on extinguishment of debt of $60,000 was recognized. The existing shareholder contributing the 100,000 shares did so with no consideration or compensation.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance of the convertible note totaled $135,000 as of the period ended June 30, 2013. The imputed interest incurred for the period was $10,960 and cumulative interest totaled $28,573 at June 30, 2013.

NOTE 7 – NOTE PAYABLE

On May 11, 2012, an individual loaned the Company $42,000. The loan is guaranteed by the Majority Owner, bears interest at 12% per annum, and was extended to a due date of August 24, 2012. The balance of this note, including accrued interest of $6,108, was $48,108 as of the period ended June 30, 2013. As the loan has passed its due date, it is in default.

NOTE 8 – Contracts and lease commitments

Residential Office Lease

Commencing February 1, 2013 and continuing to January 31, 2014, the Company is renting residential office space from an entity controlled by the Majority Owner. The lease obligates the Company to monthly lease payments of $6,250.

Service Contracts

In February 2013, the Company contracted with a consulting group to receive consulting, investor relations and development services. This consulting agreement calls for the issuance of 200,000 shares of our unregistered common stock. The value of the services was based on the closing common share value on the share issuance date of April 2, 2013 which was $1.20 per share. Upon issuance of the shares during the six months ended June 30, 2013, the entire $240,000 value of the contract was recorded as a prepaid expense and is being amortized ratably over the life of the contract. As of June 30, 2013, $200,000 has been expensed and $40,000 remains as prepaid expense.

Also in February 2013, the Company contracted with a public relations company to provide the Company investor relations and development services, video production and distribution, public relations as well as various social media outreach and promotion services. This service contract requires the issuance of 60,000 shares of our unregistered common stock and minimum quarterly fees totaling $20,000 to be paid over a six month service period. The value of the services was based on the share value of the Company’s common stock on the closing common share issuance date of April 2, 2013 which was $1.20 per share. Upon issuance of the shares during the six months ended June 30, 2013, the entire $72,000 value of the contract was recorded as a prepaid expense and will be amortized ratably over the life of the contract. As of June 30, 2013, $51,600 has been expensed and $20,400 remains as prepaid expense.

NOTE 9 – equity transactions

On April 2, 2013, 200,000 shares of our unregistered common stock were issued to a consulting company. The contract calls for various consulting and investor relations services to be performed over six months. See Footnote 8 above.

On April 2, 2013, 60,000 shares of our unregistered common stock were issued to a marketing company. The contract calls for various social media and public relations services to be performed over six months. See Footnote 8 above.

NOTE 10 – SUBSEQUENT EVENT

The Company entered into an agreement with Michael Christiansen on August 13, 2013 to pay him $123,271.82 (the “Amount Due”) relating to a promissory note, compensation and expenses. These liabilities have been recorded in the accompanying financial statements. The Amount Due will be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which the company receive at least three million dollars ($3,000,000) of equity funding or (b) December 31, 2014. The Company have the right to prepay this amount without any prepayment penalty. In no event, however, shall the balance due be paid later than December 31, 2014. In the event of a change of control of our company, the company are obligated to pay in full the portion of the Amount Due that remains unpaid. Subject to completion of the payments due under the Agreement, the parties agreed to release all claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due.

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

Pursuant to the terms of the Merger Agreement, on October 29, 2012 Sub Co merged with and into Bolcán Mining (the “Merger”) with Bolcán Mining surviving the Merger as our wholly owned subsidiary. After the Merger, there were 31,300,000 shares of our common stock outstanding, of which approximately 80% were held by the former shareholders of Bolcán Mining. Prior to the Merger, we were a shell company with no business operations. As a result of the Merger, we are no longer considered a shell company.

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

Our business development strategy for 2013-2014 comprises the following activities:

Initiate small-scale production of copper ore at the Chopar Mine project site;
Ramp Chopar Mine copper ore production to profitability and positive cash flow;
Commission independent engineering reports to validate reserves in compliance with SEC Industry Guide 7
Subcontract production at Ogden Bay Minerals to generate near term cash flow;
Initiate production at the Dugway Minerals project site in 2013;
Develop larger scale production plan and capital investment program; and
Fund capital investment for significant production expansion.

Projects

Our current active projects include:

Star Mountain (Star Mining District) - The Star Mountain/Chopar Mine project consists of 117 lode-mining claims and four metalliferous mineral lease sections located in the Star Mountain range, Star Mining District, in Beaver County, Utah, approximately five miles west of Milford, Utah. The Star Mountain project involves total area of 3,740 acres. Based on the Company’s geological analysis, magnetometry studies and reverse circulation drilling samples, it is estimated that total inferred reserves at the Star Mountain site may ultimately involve more than 100,000,000 metric tons of copper ore plus additional precious and base metals.

Spor Mountain (Spor Mountain Mining District) - The Spor Mountain project consists of nine mining claims and three metalifferous mineral lease sections located in Juab County, Utah. The Company’s Spor Mountain/Dugway Minerals project involves a total area of 2,098 acres. Based on the Company’s preliminary geological analysis and two prospect pit excavations, it is estimated that total inferred reserves at the Dugway Minerals site may ultimately involve more than 4,000,000 ounces of silver, commercial concentrations of beryllium and other precious and base metals. Planned project activities at Spor Mountain in 2013 include prospecting, exploration and development

Ogden Bay Minerals - Ogden Bay Minerals is a developing mineral excavation project on federal protected wetlands, canals and river systems across 25 square miles of land area known as North Delta, located in West Ogden, Utah. The Company was commissioned by the State of Utah Division of Natural Resources, USDA Natural Resources Conservation Service and Weber County Emergency Management to restore habitat, repair damage, dredge silt and sand and remove debris from the Weber River. Our excavation and harvesting rights are maintained through easement rights obtained from Weber County and a special use river/stream alteration permit as part of a State of Utah/Weber County flood mitigation project. The project contains deposits of alluvial mineral deposits that are created and replenished from 125 miles of river low from the nearby Wasatch Mountin Range. These alluvial mineral deposits have commercial grades of ziron, usable silica, and other heavy mineral ore.

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

Results of Operations for the three and six months ended June 30, 2013 and 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report. The results discussed below are for the three and six months ended June 30, 2013 and 2012. For comparative purposes, we are comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.

Revenue. No revenue was generated for the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012.

Cost of revenue. The cost of revenue for the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012 was zero as we had no revenues during these periods as discussed above.

Operating Expenses. Operating expenses were $396,386 and $152,484 for the three months ended June 30, 2013 and June 30, 2012, respectively. The operating expenses were $753,426 and $192,389 for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase  is due to increased expenses related to public and investor relations, costs for legal and professional fees related to public filings and increased exploration costs at our Star Mountain project.

Operating Loss. The operating loss was $396,386 and $152,484 for the three months ended June 30, 2013 and June 30, 2012, respectively. The operating loss was $753,426 and $192,389 for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase  is due to increased expenses related to public and investor relations, costs for legal and professional fees related to public filings and compliance and increased exploration costs at our Star Mountain project.

Interest Expense. Interest expense, including interest expense - related parties, was $14,272 and $4,673 for the three months ended June 30, 2013 and June 30, 2012, respectively. Interest expense, including interest expense related parties was $24,909 and $7,647 for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase was primarily related to increases in borrowing from related parties and the costs of that borrowing.

Net Loss. Our net loss was $470,668 and $157,157 for the three months ended June 30, 2013 and June 30, 2012, respectively. Our net loss was $838,335 and $200,036 for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase in net loss was a result of the increase in operating loss and interest expense discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a cash overdraft of $18 and $0 of cash as of June 30, 2013 and December 31, 2012, respectively. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $297,380 and $87,380 for the six months ended June 30, 2013 and June 30, 2012, respectively. This increase was primarily a result of an increase in general and administrative expenses.

Net cash provided by financing activities was $301,309 and $122,185 for the six months ended June 30, 2013 and June 30, 2012, respectively. We had total assets at June 30, 2013 of $138,657 compared to $66,236 as of December 31, 2012. The increase was primarily a result of increases in advances from our majority shareholder.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the extent we continue exploration activities, our ability to generate revenues, and our ability to control costs. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. While our majority shareholder may continue to lend us funds for our working capital needs, we have not entered into any agreements for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of our operations which represent our sole business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

We do not currently have any contractual restrictions on our ability to incur debt, and, accordingly, we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continued losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern.

Related Party Transactions

At June 30, 2013 and December 31, 2012, we had outstanding net advances and loans from related parties of $362,344 and $49,993, respectively.

At June 30, 2013 and December 31, 2012, we had outstanding convertible debt from a related party of $135,000 and $185,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, June 30, 2013. This evaluation was carried out under the supervision and with the participation of our chief executive officer, Michael Stanford, and our chief financial officer, Mr. Robbie Chidester (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2013, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

We entered into an agreement with Michael Christiansen related to his claim that he owned 2,250,000 shares of our common stock reflected in a Schedule 13D dated March 21, 2013 he filed with the Securities and Exchange Commission. See “Part II, Item 5 – Other Information.”

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 2, 2013, we issued 200,000 shares of our common stock to a consulting company as compensation for consulting and investor relations services valued at $1.20 per share.

On April 2, 2013, we issued 60,000 shares of our common stock to a marketing company for investor relations and development services, video production and distribution, public relations as well as various social media outreach and promotion services valued at $1.20 per share.

The recipients are accredited or otherwise sophisticated investors who had access to business and financial information on the Company. The issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act.

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

ITEM 5. OTHER INFORMATION.

We entered into an agreement with Michael Christiansen on August 13, 2013 to pay him $123,271.82 (the “Amount Due”) relating to a promissory note, compensation and expenses. The Amount Due will be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which we receive at least three million dollars ($3,000,000) of equity funding or (b) December 31, 2014. We have the right to prepay this amount without any prepayment penalty. In no event, however, shall the balance due be paid later than December 31, 2014. In the event of a change of control of our company, we are obligated to pay in full the portion of the Amount Due that remains unpaid. Subject to completion of the payments due under the Agreement, the parties agreed to release all claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due.

ITEM 6. EXHIBITS.

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*

32.1	Section 906 Certificate of Chief Executive Officer.*
32.2	Section 906 Certificate of Chief Financial Officer.*

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Stanford Resources Corporation

Date August 19, 2013	By:	/s/ Michael Stanford
Michael Stanford
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: August 19, 2013
	By:	/s/ Robbie Chidester
Robbie Chidester, Chief Financial Officer (Principal Financial and Accounting Officer)

