Form 10-Q
period 2013-09-30
JAMESON STANFORD RESOURCES Corp
filed 2013-11-19
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54405

JAMESON STANFORD RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-0585702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 West Sahara Ave., Suite 800, Las Vegas, NV	89102
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on November 15, 2013, was 31,560,000 shares.

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

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

“Mineralized material” as used in this quarterly report on Form 10-Q, although permissible under the United States Securities and Exchange Commission’s (“SEC”) Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits from the Star Mountain/Chopar Mine, (b) Spor Mountain/Dugway Minerals Claim and Ogden Bay Wildlife Management Area in Weber County, Utah will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$90,642	$-
Prepaid Expenses	2,800	-
Deposits	90,676	-

Total current assets	184,118	-

Property & equipment, net	39,549	40,367
Mineral Rights	42,249	25,869

TOTAL ASSETS	$265,916	$66,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,850	330,298
Accrued compensation	267,000	180,000
Convertible debt, related party	135,000	185,000
Stipulated agreement liability, related party	112,772	-
Loans payable	-	45,342
Advances from related party shareholders, including accrued interest	483,398	49,993
Derivative liability	916,117	-

Total current liabilities	2,311,137	790,633

Convertible debt	27,777	-

Total Liabilities	2,338,914	790,633

STOCKHOLDERS’ DEFICIT
Common stock, authorized 350,000,000 shares, $.001 par value, 31,560,000 and 31,300,000 issued and outstanding, respectively	$31,560	$31,300
Add’l Paid in Capital (Deficit in par value)	384,530	(53,168)
Accumulated deficit during exploration stage	(2,489,088)	(702,529)

Total Stockholders’ Deficit	(2,072,998)	(724,397)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$265,916	$66,236

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
					Inception
	Three Months Ended		Nine Months Ended		(Oct 12, 2010) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$-	$-	$-	$-	$89,994

Cost of Revenue	-	-	-	-	66,227

Gross Profit	-	-	-	-	23,767

Operating Expenses
Executive Compensation	59,771	75,000	154,014	125,000	334,014
Exploration and development costs	242,084	19,484	371,708	31,864	526,689
Exploration and development costs - related party	-	-	-	70,272	109,922
General and administrative	176,033	105,165	694,811	164,902	926,478
General and administrative - related party	-	-	10,783	-	38,283
Total Operating Expenses	477,888	199,649	1,231,316	392,038	1,935,386

Net Loss from Operations	(477,888)	(199,649)	(1,231,316)	(392,038)	(1,911,619)

Other Expenses
Loss in extinguishment of debt	-	-	(60,000)	-	(60,000)
Interest expense, related parties	(17,138)	(6,794)	(39,157)	(14,441)	(61,383)
Interest expense	(37,079)	-	(39,969)	-	(39,969)
Derivative expense	(416,117)	-	(416,117)	-	(416,117)
Net Loss before Income Taxes	(948,222)	(206,443)	(1,786,559)	(406,479)	(2,489,088)

Income tax provision	-	-	-	-	-

Net Loss	$(948,222)	$(206,443)	$(1,786,559)	$(406,479)	$(2,489,088)

Basic and diluted (loss) per share	$(0.03)	$(0.01)	$(0.06)	$(0.01)	$(0.09)

Basic and diluted weighted average shares outstanding	31,560,000	25,000,000	31,473,333	25,000,000	26,996,421

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

			Period from
			Inception
	For Nine Months Ended		(October 12, 2010) to
	September 30, 2013	September 30, 2012	September 30, 2013

Cash flows from operating activities
Net loss	$(1,786,559)	$(406,479)	$(2,489,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,346	5,077	15,348
Imputed interest	15,960	14,441	33,574
Shares issued for services	312,000	-	312,000
Loss in extinguishment of debt	60,000	-	60,000
Amortization of debt discount	27,777	-	27,777
Derivative expense	416,117	-	416,117
Changes in operating assets and liabilities
Prepaid expenses	(2,800)	-	(2,800)
Deposits	(90,676)	-	(90,676)
Accounts payable and accrued expenses	58,052	139,278	348,768
Accrued interest	33,993	-	38,605
Accrued compensation	87,000	125,000	267,000
Stipulated agreement liability, related party	112,772	-	112,772

Net cash used in operating activities	(749,018)	(122,683)	(950,603)

Cash flows from investing activities
Acquisition of mineral rights	(16,380)	(25,869)	(42,249)
Purchase of property and equipment	(6,528)	-	(54,897)

Net cash used in investing activities	(22,908)	(25,869)	(97,146)

Cash flows from financing activities
Proceeds from issuance of convertible debt, related party	-	100,000	185,000
Proceeds from issuance of convertible debt	500,000	-	500,000
Advances from related party shareholders	410,205	41,561	458,928
Members contributions	-	-	100
Loan payable	(47,637)	-	(5,637)

Net cash provided by financing activities	862,568	141,561	1,138,391

Net increase (decrease) in cash	90,642	(6,991)	90,642

Cash, beginning of period	-	6,991	-

Cash, end of period	$90,642	$-	$90,642

Supplemental Information:
Cash paid for:
Taxes	$-	$-	$-
Interest expense	$-	$-	$-
Liabilities assumed in merger	$-	$-	$39,582
Settlement of debt with contributed capital	$50,000	$-	$50,000

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

On October 29, 2012, Jameson Stanford Resources Corporation (the “Company”) merged with Bolcán Mining Corporation (Note 2). Prior to the Merger, the Company was a publically traded shell company with no business operations. The shell company was originally incorporated under the laws of the state of Nevada in June 2009 as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States. As a result of the Merger, the Company is no longer considered a shell company.

The current operating activities of the Company include exploration and pre-extraction activities related to certain mining claims, mineral leases and excavation rights (collectively referred to herein as “mineral rights”) for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for our mineral rights. Furthermore, we have no plans to establish proven or probable reserves for any of our mineral rights.

NOTE 2 – MERGER

Effective May 7, 2012, the Company entered into an Agreement and Plan of Merger with Jameson Stanford Resources Corporation, (“Jameson Stanford”), and JSR Sub Co, (“JSR”), both unrelated parties. On July 24, 2012, the above parties entered into an Extension Agreement in order to extend the effective time of the merger to August 3, 2012. On October 24, 2012, the parties entered into a second Extension Agreement extending the closing date for the Merger to October 29, 2012. On October 29, 2012, the Merger was closed. Effective as of the closing of the Merger, the CEO and Director of Jameson Stanford resigned from all positions with the Company and he returned, for cancellation, 52,500,000 shares of the Jameson Stanford’s common stock held in his name. Also at closing, the shareholder of Bolcán Mining was issued 25,000,000 shares of Jameson Stanford’s common stock. As of September 30, 2013 there were 31,560,000 shares of Jameson Stanford common stock outstanding, of which approximately 80% is held by the former shareholders of Bolcán. The merger has been treated as a reverse acquisition and recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historical statements of Bolcán Mining Corporation, which was incorporated on April 11, 2012 in the State of Nevada.

NOTE 3 – GOING CONCERN

The Company is an exploration stage enterprise as defined under generally accepted accounting principles in the United States (“GAAP”). The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a deficit accumulated during exploration stage of $2,489,088 as of the period ended September 30, 2013. Further losses are anticipated in the development of its business.

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

September 30, 2013

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying financial statements have been prepared in accordance with GAAP for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 4 to the Notes to Condensed Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

NOTE 5 – TRANSACTIONS WITH MAJORITY OWNER AND OFFICER

Michael Stanford, the Company’s Chief Executive Officer and its majority shareholder (the “Majority Owner”) has made periodic advances to the Company to fund operations, which are unsecured and payable on demand. Interest is charged at the rate of 12%. During the nine-month period ended September 30, 2013, the Majority Owner advanced $401,804 to the Company and the Company recorded $23,200 in interest expense. The outstanding advances totaled $474,998 as of September 30, 2013, including $24,470 of interest payable.

The Company has contracted for minerals testing, laboratory services, project management and materials supply from several entities that are operated by common management or are otherwise controlled by the Majority Owner. Payments to such related party totaled $0 for the nine-month period ended September 30, 2013.

NOTE 6 - MINERAL RIGHTS

At September 30, 2013, the Company had certain mining claims, mineral leases and excavation rights for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of minerals excavated from these properties. The Company has not established proven or probable reserves on any of its mineral projects and no minerals have been extracted from these properties as of September 30, 2013. As of September 30, 2013 mineral rights are $42,249 and property and equipment, net are $39,549.

NOTE 7 – CONVERTIBLE NOTE-RELATED PARTY

In connection with a memorandum of understanding dated October 27, 2011, the Company received certain cash advances totaling $105,000 from a related party. The advances were unsecured, did not bear interest and were payable on demand. Additional advances were made in 2011 and 2012, bringing the total borrowed to $135,000, which was rolled into a convertible note dated June 11, 2012. The unpaid balance is convertible at the option of the related party or the Company into common stock shares of the Company at the rate of one share of common stock for every two dollars of loan reduction. These conversion rights were extended to December 31, 2013 by verbal agreement. Interest expense has been imputed at 12%. The imputed interest incurred for the period was $5,998 and cumulative interest totaled $33,570 at September 30, 2013.

note 8 - stipulated Agreement LIABILITY, RELATED PARTY

The Company entered into an agreement with Michael Christiansen, an officer of the Company (“Christiansen”) on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123,272 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The Amount Due was agreed to be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which the company receive at least three million dollars ($3,000,000) of equity funding, or (b) December 31, 2014. At September 30, 2013, the Company’s remaining liability of $112,772 has been recorded as Stipulated Agreement Liability, Related Party in the accompanying financial statements. The Company has the right to prepay any part of this amount without any prepayment penalty. In no event, however, shall the balance due be paid later than December 31, 2014. In the event of a change of control, the Company is obligated to pay in full the portion of the Amount Due that remains unpaid. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 9 – NOTE PAYABLE

On May 11, 2012, Christiansen loaned the Company $42,000. The loan was guaranteed by the Majority Owner, called for interest at 12% per annum and was extended to a due date of August 24, 2012. Effective July 1, 2013, the entire balance of $47,637, including accrued interest of $5,637, was incorporated into the Stipulated Agreement settlement with Christiansen and is included in the Amount Due. See NOTE 8.

NOTE 10 – CONVERTIBLE NOTE

On August 19, 2013 the Company issued a $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.
●	Due date: September 14, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.
●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.
●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.50 per share or (b) eighty percent (80%) of the per share price of any equity offering closed by the Company while the Note remains outstanding. See NOTE 11.
●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.
●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.
●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.
●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.
●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

September 30, 2013
Principal amount	$500,000
Unamortized debt discount	(472,223)
Net carrying amount	$27,777

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.
●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

For the nine months ended September 30, 2013, the Company recorded $8,500 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $27,777 as amortization of the debt discount. At September 30, 2013, none of the debt had been converted and no warrants to purchase common stock had been exercised.

NOTE 11 – Derivative Liability

The variable portion of the Optional Conversion feature that is part of the Convertible Note is accounted for under the provisions of FASB ASC 815 as an embedded derivative. These standards require the Company to determine the fair value of the provision and record a corresponding derivative liability in the financial statements. The Derivative Liability is recorded at $916,117 as of September 30, 2013.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 12 – FAIR VALUE

FASB ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, with the first two inputs considered observable and the last input considered unobservable, that may be used to measure fair value as follows:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of the variable portion of the Optional Conversion feature that is part of the Convertible Note. (see NOTE 10). As of September 30, 2013 the variable portion of the Optional Conversion had an estimated fair value of $916,117. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2013:

Balance at December 30, 2012	$-
New Derivative Liability	500,000
Transfers to (from) Level 3	-
Total gains (losses) included in earnings	416,117
Issuances	-
Total balance at September 30, 2013	$916,117

The fair value of the variable portion of the Optional Conversion feature was calculated using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach using level three inputs. Assumptions used to calculate the fair value of the ratchet provisions were as follows:

Expected term in years	2.1 Years
Risk-free interest rates	0.36%
Volatility	125.50%
Dividend yield	0.00%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company will participate in another round of financing over the expected term. The Company will continue to adjust the derivative liability for changes in fair value until the variable portion of the Optional Conversion feature expires on September 14, 2015.

NOTE 13 – CONTRACTS AND LEASE COMMITMENTS

Office Leases

Commencing February 1, 2013 and continuing to January 31, 2014, the Company is renting residential office space from an entity controlled by the Majority Owner. The lease obligates the Company to monthly lease payments of $6,250.

Commencing October 1, 2013 and continuing to March 31, 2014, the Company is leasing executive office space totaling 280 square feet, increasing to 430 square feet on November 1, 2013. The lease required an initial setup fee of $500 and a security deposit equal to one month’s rent. The Company is obligated to monthly lease payments of $3,000 for October, increasing to $5,300 on November 1, 2013. The agreement is renewable at the option of the Company.

Service Contracts

In February 2013, the Company contracted with a consulting group to receive consulting, investor relations and development services. This consulting agreement called for the issuance of 200,000 shares of our unregistered common stock. The value of the services was based on the closing common share value on the share issuance date of April 2, 2013 which was $1.20 per share. For the nine months ended September 30, 2013, the entire $240,000 value of the contract has been recorded as an expense.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Also in February 2013, the Company contracted with a public relations company to provide the Company investor relations and development services, video production and distribution, public relations as well as various social media outreach and promotion services. This service contract required the issuance of 60,000 shares of our unregistered common stock and minimum quarterly fees totaling $20,000 to be paid over a six month service period. The value of the services was based on the share value of the Company’s common stock on the closing common share issuance date of April 2, 2013 which was $1.20 per share. For the nine months ended September 30, 2013, the entire $72,000 value of the contract has been recorded as an expense.

Effective July 31, 2013, the Company entered into an agreement with Michael Christiansen (“Christiansen”) to serve as Executive Vice President, Corporate Development. The initial term of six months calls for monthly compensation of $6,000 increasing to $10,000 per month once the company has raised $1,000,000 in new equity funding, $15,000 per month once the company has raised $3,000,000 and $20,000 per month once the company has raised $5,000,000. The Company is further obligated to reimburse Christiansen for usual and customary business related expenses.

NOTE 14 – EQUITY TRANSACTIONS

On April 2, 2013, the Company issued 200,000 shares of restricted common stock to a consulting company. The contract calls for various consulting and investor relations services to be performed over six months.

On April 2, 2013, the Company issued 60,000 shares of restricted common stock to a marketing company. The contract calls for various social media and public relations services to be performed over six months.

NOTE 15 – SUBSEQUENT EVENTS

Convertible Note

On October 18, 2013 the Company issued a $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.
●	Due date: October 31, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.
●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.
●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.50 per share or (b) eighty percent (80%) of the per share price of any equity offering closed by the Company while the Note remains outstanding.
●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.
●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.
●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.
●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.
●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the convertible promissory note issued on August 19, 2013. See NOTE 10.
●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

Executive Office Lease

Commencing November 1, 2013 and continuing to March 31, 2014, the Company is leasing additional executive office space totaling 150 square feet. The lease obligates the Company to an additional monthly lease payment of $2,300 and is renewable at the option of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Overview

We are a minerals exploration company focused on acquiring and consolidating mining claims, mineral leases and excavation rights (collectively referred to herein as “mineral rights”). We are currently engaged in exploration and pre-extraction activities for mineral rights for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah discussed below. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for our mineral rights. Furthermore, we have no plans to establish proven or probable reserves for any of our mineral rights.

History

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

Description of Bolcán Mining Corporation’s Business

Bolcán Mining was incorporated on April 11, 2012 to pursue the exploration of certain mining claims, mineral leases and excavation rights for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah. On April 23, 2012, Bolcán Mining acquired certain lode mining claims and mineral leases related to the Star Mining District and Spor Mountain Mining District projects.

Effective as of June 30, 2012, pursuant to an Asset Purchase Agreement between Bolcán Mining and the Bolcán Group LLC (“Bolcán Group”) which was formed in October 12, 2010 by Mr. Stanford, Bolcán Mining purchased all of the assets and assumed certain liabilities of the Bolcán Group resulting in a combination of the two companies.

The operating activities of the Bolcán Group were inconsequential until October 2011 and consisted primarily of historical site research performed by Mr. Stanford. Mr. Stanford has other mining interests and provides services to the mining industry that are not part of Bolcán Mining.

Projects

Our current active projects include the following:

Star Mountain/Chopar Mine (Star Mining District)

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

Star Mountain Mining District Chopar Claim Map: showing claim corners and boundaries.

TOPO! map printed on 11/19/11 from "Chopar Claims.tpo" and "Untitled.tpg"

NAD27 Zone 12S
Chopar Mine Claims Map
Bolcan Mining Corp.
Chopar 1 – Chopar 117
PICACHO PEAK
STAR RANGE
BEAVER CO., UT
Printed from TOPO! ©2000 National Geographic Holdings (www.topo.com)

Mineral Lease Tract Boundaries T28S, R12W, SLB&M, Sec. 2 [All], and T29S, R12W, SLB&M, Sec. 2 [All].

The Star Mountain lease has an initial term of 10 years, subject to certain extension provisions. The future minimum annual rental commitment is $1.00 per acre (or $1,408). The lease also provides for a minimum annual royalty payment of $4,224 beginning in the 11th year of the lease (if extended), and requires contingent production royalty payments based on 4% to 8% of the gross value (as defined in the lease) of non-fissionable and fissionable metalifferous minerals, respectively, extracted from the leased area.

The Company’s lode mining claim mineral rights on the Chopar Mine properties consist of lode mining claims on United States Forest Service land. The mineral rights were acquired by staking lode mining claims as per the Mining Law of 1872. Each lode mining claim in respect to the Chopar Mine project consists of Approx. 20 acres. All claims are subject to an annual maintenance fee of $140.00/claim due on or before September 1st each year. Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. Furthermore, as these interests are derived from multiple jurisdictions, the risk of a defective claim or other problems with ownership and development of the claim (including but not limited to the right of eminent domain) is compounded further. If the validity of a patented mining claim or mineral interest is challenged by an applicable governmental body on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised at any stage of development or at the commencement of production, or simply when the government seeks to include the land in an area to be dedicated to another use.

Star Mountain/Chopar Mine (Star Mining District) General Geology:

Stratigraphy, Rocks of the Star Range which encompass the Star Mining District include sedimentary, intrusive and extrusive igneous, metamorphosed sedimentary and igneous types. The intrusive igneous rocks are mostly quartz monzonite to granodiorite. A number of lamprophyre and aplite dikes cut the sedimentary and intrusives. Volcanic rocks are rhyolite, andesite, and basalt. Sedimentary and volcanic rocks have been contacted and hydrothermally metamorphosed. Contact metamorphic mineralization is also evident along the borders of the intrusives.

Geology General Statement. The area which encompasses the Star Mining District is located in a thrusted and fault-cut range about 13 km (8 miles) ESE from Milford, Utah. It hosts several distinct features that may be related to Tertiary-age plutons noted in the area. Field examination indicates Porphyry-epithermal gold-silver-copper system intruded into older Paleozoic and Mesozoic sedimentary units.

General Statement of Geophysical/Geochemical work completed. Recent field work completed on the property to date included ground magnetometer surveys, cross sectional modeling and deep penetrating 3D survey, geologic reconnaissance mapping, surface sampling and assaying, Reverse Circulation, Core Drilling, and assaying of selected targets, combined geophysical analysis, bulk sampling and bench scale testing for scale of economy for the beneficiation of Copper (Cu), Silver (Ag) and Gold (Au).

General Statement of Exploration Status. The company has been managing an ongoing diamond core drilling program within the Wild Bill area (approximately 900 acre area) at the northern most end of the Star Mountain, Chopar Mine. The company completed a reverse circulation (RC) drilling program of 15 drill holes to a depth of 500 feet each (7,500 feet drilled), then commenced diamond core drilling in August 2013.

Further Exploration. The diamond core drilling and analysis of the core and RC cuttings will continue through the end of 4th quarter 2013. The company budgeted $250,000 for exploration expenses for 3rd quarter 2013, and actually expensed $235,000 for exploration as of September 30, 2013. Based on pending geophysical and geochemical analysis results the company estimates the exploration budget for fourth quarter of 2013 will be $135,000 USD.

General Statement regarding Exploration and Mining Permits. The State of Utah, Division of Natural resources, Division of Oil, Gas, and Mining, Administrative Services, Minerals Program (the “Division”) which regulates all mining activities according to the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended in 1975, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5, required a Notice of Intent to conduct Exploration activities, and to place a Surety Reclamation Bond for exploration of $8,900/first acre and $4,900 each additional acre. Regarding drilling dry, and in addition to the above exploration costs the Division also requires a one-time mob/demob fee of $1,000 and $210 per each exploration hole drilled. Regarding drilling wet up to 7” diameter, and in addition to the above costs the Division requires $7,000 mod/demob charge for holes 800 feet or less plus $4.25/foot plus $210 for cap, $10,000 mob/demob charge for holes between 801 and 1,600 feet plus $210 for cap, $16,000 mob/demob for holes greater than 1,600 feet, and $5.44/foot plus $210 for cap. The Notices are amendable in time and scope and additional bonding may be assessed according to current or future plans, rules, and regulations.

The Chopar Mine property currently does not own a mine plant or mill or mining equipment, and is considered an “advanced stage” exploration project, and has no proven or probable reserves as defined by SEC Industry Guide 7.

Spor Mountain/Dugway Minerals (Spor Mountain Mining District)

On May 1, 2012, the Company entered into a mineral lease agreement with the State of Utah for approximately 1,920 acres related to the Dugway Minerals project near Delta, Utah (the “Dugway Minerals Lease”). The initial costs incurred and capitalized in connection with obtaining the lease were $2,157. The lease has an initial term of 10 years, subject to certain extension provisions. The future minimum annual rental commitment is $1.00 per acre (or $1,918). The lease also provides for a minimum annual royalty payment of $5,754 beginning in the 11th year of the lease, and requires contingent production royalty payments based on 4% to 8% of the gross value (as defined in the lease) of non-fissionable and fissionable metalifferous minerals extracted from the leased area.

Mineral Lease Tract Boundaries T11S, R10W, SLB&M, Sec. 32 [All], T12S, R9W, SLB&M [All], T12S, R10W, SLB&M, Sec. 2 [All].

Spor Mountain/Dugway Minerals General Geology:

Stratigraphy General Statement. Paleozoic rocks, probably deformed during the Sevier orogeny, consist of Lower Cambrian Prospect Mountain Quartzite thrust over Middle Cambrian limestone. These rocks are unconformably overlain by Eocene andesite and latite. Subsidence of a newly recognized cauldron (approximately 5 km in diameter), between 39.4 and 36.2 million years ago, resulted in the formation of megabreccia. Eruption of a lithic-crystal ash-flow tuff may have accompanied subsidence and an inferred vent may mark the structural wall of the cauldron. Intrusion of several granodiorite stocks and plugs, about 36 m. y. ago, caused widespread alteration and mineralization. Later intrusions formed pebble dikes and granite plugs.

General Statement of Geophysical/Geochemical work completed. A joint Utah Geological and Mineral Survey (UGMS)-U. S. Geological Survey (USGS) investigation of the mineral potential began in the area covered by the Dugway Minerals Lease following the release of a report announcing the discovery of pyritized rocks with economic potential. Mapping in the area covered by this lease, in conjunction with the USGS Delta CUSMAP project, focused on the geologic setting of several little-explored occurrences of silver, lead, zinc, and copper mineralization. The company has performed grass roots prospecting, surface rock sampling, bulk sampling, and analysis of combined historical geophysical/geochemical data in the area covered by the Dugway Minerals Lease.

General Statement of Exploration Status. Exploration will be limited to research and analysis of collected data, and geologic mapping through fourth quarter 2013 at a nominal cost.

Further Exploration. Mineralized rock in the area covered by the Dugway Minerals Lease consists of highly oxidized veins and stockwork zones containing potentially economic concentrations of silver, lead, copper, and bismuth as reported by the Utah Geological Survey. The company plans on performing further geophysical/geochemical work through a third party engineering firm on the properties beginning in the second quarter of 2014. Scope of work and associated costs will be based upon proposals and bids from several firms. The final budget and timeline are expected to be developed in 2014.

General Statement regarding Exploration and Mining Permits. The Dugway Minerals project currently does not have a mine plant, mill or mining equipment, and is considered an “early stage” exploration project, and has no proven or probable reserves as defined by SEC Industry Guide 7.

Ogden Bay Minerals

The Company’s plans for the Ogden Bay Minerals project consists of developing a mineral exploration and possible excavation project on federal protected wetlands, canals and river systems across 25 square miles of land area known as North Delta located in West Ogden, Utah. Excavation and harvesting rights are maintained through easement rights obtained from Weber County and a special use river/stream alteration permit as part of a State of Utah/Weber County flood mitigation project. We intend to continue to explore for silica, zircon, silver and gold.

Ogden Bay Minerals Exploration Base Map

Stratigraphy General Statement. The Ogden Bay site lies on an extensive lowland plain formed during the Quaternary Period by depositions of ancient Lake Bonneville and Great Salt Lake sediments, in combination with delta deposits, alluvial fans from the Weber River, and other siliceous mineral sands deposited from deep positive flow warm springs. Sand and soils consist of warm springs fine sandy loam, Lakeshore fine sand loam, Leland silt loam, and silica sand.

General Statement of Geophysical/Geochemical work completed. In 2010, the company completed augur soil sampling and assaying of mineralized zones of interest, analyzed combined historical geophysical/geochemical data located in the public realm for the Ogden Bay site. At year-end 2012 we had mined and stockpiled approximately 15,000 short tons of mineral sand for scale of economy and testing for the recovery of silica sand and other minerals of interest.

Further Exploration. Exploration for the Ogden Bay site is currently on hold pending results of bulk sampling for the mineral stockpiled on this site, as well as prospective future federal funding grants that may subsidize the project. The Company expects to resume exploration activities at the Ogden Bay site during the second quarter of 2014 and begin processing the heavier mineral fraction of excavated sands.

General Statement regarding Exploration and Mining Permits. Excavation rights are maintained through easement rights obtained from Weber County and a special use river/stream alteration permit as part of a State of Utah/Weber County flood mitigation project.

The Ogden Bay Minerals project currently does not have a mine plant, mill or mining equipment, and is considered an “early stage” exploration project, and has no proven or probable reserves as defined by SEC Industry Guide 7.

Results of Operations for the three and nine months ended September 30, 2013 and 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenue. No revenue was generated for the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012.

Cost of revenue. The cost of revenue for the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 was zero.

Operating Expenses. Operating expenses were $477,888 and $199,649 for the three months ended September 30, 2013 and September 30, 2012, respectively. The operating expenses were $1,231,316 and $392,038 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase is due to increased costs for legal and professional fees related to public filings and compliance as well as increased exploration costs at our Star Mountain project.

Operating Loss. The operating loss was $477,888 and $199,649 for the three months ended September 30, 2013 and September 30, 2012, respectively. The operating loss was $1,231,316 and $392,038 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase is due to increased costs for legal and professional fees related to public filings and compliance as well as increased exploration costs at our Star Mountain project.

Interest and Derivative Expense. Interest expense, including interest expense–related parties and amortization of debt discount, was $54,217 and $6,794 for the three months ended September 30, 2013 and September 30, 2012, respectively. Interest expense, including interest expense related parties and amortization of debt discount, was $79,126 and $14,441 for the nine months ended September 30, 2013 and September 30, 2012, respectively. Derivative expense was $416,117 and $0 for the three months ended September 30, 2013 and September 30, 2012, respectively. Derivative expense was $416,117 and $0 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase was primarily related to costs of borrowing from both related and unrelated parties and the issuance of a convertible note.

Net Loss. Our net loss was $948,222 and $206,443 for the three months ended September 30, 2013 and September 30, 2012, respectively. Our net loss was $1,786,559 and $406,479 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase in net loss was a result of the increases in operating, derivative and interest expense discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had cash of $90,642 and $0 of cash as of September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, current liabilities exceeded current assets creating negative working capital balances of ($2,127,019) and ($790,633), respectively.

Net cash used in operating activities was $749,018 and $122,683 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Net cash provided by financing activities was $862,568 and $141,561 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The Company had total assets at September 30, 2013 of $265,916.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the extent we continue exploration activities, the profitability of operations and our ability to control costs. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations.

We do not currently have any contractual restrictions (other than the provisions related to Convertible Note, see NOTE 10) on our ability to incur debt, and, accordingly, we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Related Party Transactions

At September 30, 2013 and December 31, 2012, we had outstanding net advances and loans from related parties of $483,398 and $49,993, respectively.

At September 30, 2013 and December 31, 2012, we had outstanding convertible debt from a related party of $135,000 and $185,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2013. This evaluation was carried out under the supervision and with the participation of our chief executive officer, Michael Stanford, and our financial officer, Mr. Robbie Chidester (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2013, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description

10.2	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.3	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.4	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.5	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.6	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.7	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*

32.1	Section 906 Certificate of Chief Executive Officer.*

32.2	Section 906 Certificate of Chief Financial Officer.*

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Stanford Resources Corporation

Date: November 19, 2013	By:	/s/ Michael Stanford
Michael Stanford
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2013	By:	/s/ Robbie Chidester
Robbie Chidester Chief Financial Officer (Principal Financial and Accounting Officer)

