Form 10-K
period 2013-12-31
JAMESON STANFORD RESOURCES Corp
filed 2014-04-15
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54405

JAMESON STANFORD RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-0963619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 West Sahara Ave., Suite 800, Las Vegas, NV	89102
(Address of principal executive offices)	(Zip Code)

(702) 933-0808

(Registrant’s telephone number, including area code)

Not applicable.

(Former Name, former address and former fiscal year, if changed since last report)

Copies of Communications to:

Laura Anthony, Esq.

Legal& Compliance, LLC

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on April 11, 2014, was 39,442,758 shares.

At June 30, 2013, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $5,576,000 based on the closing sale price on June 28, 2013 of $.85 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Jameson Stanford Resources Corporation

Form 10-K

For the Year Ended December 31, 2013

FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

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

This Annual Report and the documents referred to herein should be read thoroughly with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item A. Risk Factors. Other sections of this Annual Report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this Annual Report, and the statements should not be relied on without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Throughout this Annual Report references to “we”, “our”, “us”, “Jameson Stanford”, “the Company”, and similar terms refer to Jameson Stanford Resources Corporation and its wholly owned subsidiary Bolcán Mining Corporation.

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

“Mineralized material” as used in this annual report on Form 10-K, although permissible under the United States Securities and Exchange Commission’s (“SEC”) Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits from the Star Mountain/Chopar Mine, (b) Spor Mountain/Dugway Minerals Claim and Ogden Bay Wildlife Management Area in Weber County, Utah will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

Effective as of June 30, 2012, pursuant to an Asset Purchase Agreement between Bolcán Mining and The Bolcán Group LLC (“Bolcán Group”) which was formed in October 12, 2010 by Mr. Michael Stanford, Bolcán Mining purchased all of the assets and assumed certain liabilities of Bolcán Group resulting in a combination of the two companies.

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

Spor Mountain/Dugway Minerals (Spor Mountain Mining District)

On May 1, 2012, the Company entered into a mineral lease agreement with the State of Utah for approximately 1,920 acres related to the Dugway Minerals project near Delta, Utah (the “Dugway Minerals Lease”). The initial costs incurred and capitalized in connection with obtaining the lease were $2,157. The lease has an initial term of 10 years, subject to certain extension provisions. The future minimum annual rental commitment is $1.00 per acre (or $1,918). The lease also provides for a minimum annual royalty payment of $5,754 beginning in the 11th year of the lease, and requires contingent production royalty payments based on 4% to 8% of the gross value (as defined in the lease) of non-fissionable and fissionable metalifferous minerals extracted from the leased area

Ogden Bay Minerals

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

●

Refined Precious Metals — During 2014–2015, we plan to develop a refining capacity for up to two tons per day of selected precious metals concentrates from our mining and recovery operations. Precious metals concentrates containing greater than 50% combined silver/gold mixture will be further concentrated, refined, separated and manufactured into bar and ingot product.

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

The World Gold Council, a leading international gold industry research organization, published on its website that total gold demand for 2013 decreased 2% to 3,756 metric tons (a metric ton is equal to 2,204.6 pounds) year-over-year. Of this decrease, investment demand posted the largest segment decrease offsetting the increase in gold jewelry demand.

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

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities. At this time, we have no safety violations, orders, citations, related assessments or legal actions or mining-related fatalities to report.

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

Employees

For the years ended December 31, 2013 and 2012, we had no employees. We utilize the services of independent contractors.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment. Investors should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this Annual report.

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

Our management and Board of Directors monitor overall costs and expenses and, if necessary, adjust programs and planned expenditures in an attempt to ensure sufficient operating capital. We continue to evaluate costs and planned expenditures for on-going development, care and maintenance efforts at our mineral properties. The continued development, care and maintenance of our mineral properties will require significant amounts of additional capital. As a result, we likely will need to explore raising additional capital during fiscal 2014 and beyond so that we can continue to fully fund our planned activities. Our ability to obtain this financing will depend upon, among other things, the price of minerals and the industry’s perception of its future price. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding. Therefore, availability of funding is dependent largely upon factors outside of our control and cannot be accurately predicted. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted.

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

If any of our current executive employees were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. Mr. Michael Stanford is our CEO, President, Chairman and Sole Director and our critical employee at this time. There is no assurance that we can find suitable individuals to replace him or to add to our employee base if that becomes necessary. We are entirely dependent on Mr. Stanford as our critical personnel at this time. We have no life insurance on Mr. Stanford.

Our Chairman and CEO own 63.4% of the issued and outstanding Common Stock and thereby acting alone he has the ability to choose management or impact operations, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our Chairman and CEO, Michael Stanford, owns 63.4% of the outstanding Common Stock and has voting power of 63.4% of our issued and outstanding Common Stock as of December 31, 2013. Consequently, Mr. Stanford has the ability to influence control of our operations and, acting alone, has the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of the Board of Directors;
●	Removal of directors; and
●	Amendment to the our certificate of incorporation or bylaws;

Mr. Stanford thus has substantial influence over our management and affairs and other stockholders possess no practical ability to remove management or effect the operations of our business. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock, and could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our Company and might ultimately affect the market price of our Common Stock.

We have incurred substantial losses since our inception and may never be profitable.

We have incurred losses since inception resulting in an accumulated stockholders’ equity deficit of $523,982 as of December 31, 2013, and further losses have continued through the first quarter of 2014 and are anticipated in the development of our business. As a development stage enterprise, there exists substantial doubt regarding our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from stockholders and directors and the private placement of common stock.

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

The construction of our mines and our mills are subject to all of the risks inherent in construction, start-up and operations.

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

We will be required to expend significant funds to determine if proven and probable mineral reserves exist at some of our properties, to continue exploration, and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. There can be no assurance that any of the development properties we now hold, or which we may acquire, will contain a commercial ore reserve, and therefore, there can be no assurance that we will ever generate a positive cash flow from the sale of production on such properties. In addition, once we decide to place a property into production, risks still exist that the amount and grade of the reserves may be significantly less than predicted in geological and geophysical reserve reports prepared for us by third party professionals. We have spent and will be required to continue to spend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2013, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting related to the omission of (i) receipt of funds for purchases of our common stock in the first, second and third quarters of 2013, (ii) an issuance of 230,426 shares of our common stock in September 2013, and (iii) the issuance of 5,360,000 shares of our common stock in August 2013. Further, a lack of controls over the accounting for surety bond costs resulted in the reclassification of surety bond costs from an expense to mineral rights on our balance sheet. These errors will require us to restate our consolidated financial statements for the three months ended March 31, 2013, the six months ended June 30, 2013 and the nine months ended September 30, 2013 to correct these errors. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A) — Controls and Procedures.” If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “JMSN”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national exchange which are often a more widely-traded and liquid market. Some, but not all, of the factors that may delay or prevent the listing of our common stock on a more widely-traded and liquid market includes the following:

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

Our management has determined that for the years ended December 31, 2013 and 2012, we did not maintain effective internal controls over financial reporting as a result of identified material weaknesses in our internal control over financial reporting described later in this report. There are no assurances that these material weaknesses will not result in errors in our financial statements in future periods. If we are required to restate our financial statements, we will incur additional costs and could be subject to litigation.

We cannot assure investors that the common stock will become liquid or that it will be listed on a national securities exchange.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

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

ITEM 2. PROPERTIES

Administrative Offices

Our primary business office is located at 2300 West Sahara Ave., Suite 800, Las Vegas, NV 89102. Our phone number is 702-933-0808. Our residential office is leased from an entity controlled by the majority shareholder.

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

Star Mountain/Chopar Mine (Star Mining District) General Geology:

Stratigraphy. Rocks of the Star Range which encompass the Star Mining District include sedimentary, intrusive and extrusive igneous, metamorphosed sedimentary and igneous types. The intrusive igneous rocks are mostly quartz monzonite to granodiorite. A number of lamprophyre and aplite dikes cut the sedimentary and intrusives. Volcanic rocks are rhyolite, andesite, and basalt. Sedimentary and volcanic rocks have been contacted and hydrothermally metamorphosed. Contact metamorphic mineralization is also evident along the borders of the intrusives.

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

Further Exploration. The diamond core drilling and analysis of the core and RC cuttings continued through the end of 2013. The company budgeted $1,200,000 for exploration expenses, and actually expensed $1,021,597 for exploration as of the year ended of December 31, 2013.

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

Mineral Lease Tract Boundaries T11S, R10W, SLB&M, Sec. 32 [All], T12S, R9W, SLB&M [All], T12S, R10W, SLB&M, Sec. 2 [All].

Spor Mountain/Dugway Minerals General Geology:

Stratigraphy General Statement. Paleozoic rocks, probably deformed during the Sevier orogeny, consist of Lower Cambrian Prospect Mountain Quartzite thrust over Middle Cambrian limestone. These rocks are unconformably overlain by Eocene andesite and latite. Subsidence of a newly recognized cauldron (approximately 5 km in diameter), between 39.4 and 36.2 million years ago, resulted in the formation of megabreccia. Eruption of a lithic-crystal ash-flow tuff may have accompanied subsidence and an inferred vent may mark the structural wall of the cauldron. Intrusion of several granodiorite stocks and plugs, about 36 million years ago, caused widespread alteration and mineralization. Later intrusions formed pebble dikes and granite plugs.

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

General Statement of Exploration Status. Exploration was limited to research and analysis of collected data, and geologic mapping through end of December 31, 2013.

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

Ogden Bay Minerals Exploration Base Map

Ogden Bay
Minerals
Ogden
West Haven
North Park
Hooper
Emma
Russel Park
Roy
Riverdale
South
Ogden
Washington
Terrace
Marriott Slaterville
2 mi
2 km

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

Further Exploration. Exploration for the Ogden Bay site is currently on hold pending results of bulk sampling for the mineral stockpiled on this site, as well as prospective future federal funding grants that may subsidize the project. The Company expects to resume exploration activities at the Ogden Bay site during 2014 and begin processing the heavier mineral fraction of excavated sands.

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

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2013 and 2012. The bid information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2013
December 31, 2013	$.44	$.42
September 30, 2013	$1.23	$1.23
June 30, 2013	$.85	$.75
March 31, 2013	$1.20	$1.20
Fiscal year 2012
December 31, 2012	$1.75	$1.75
September 30, 2012	$0.00	$0.00
June 30, 2012	$0.00	$0.00
March 31, 2012	$0.00	$0.00

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following is related to issuance of our shares of common stock:

On August 14, 2013, the Company issued 5,360,000 shares to an existing investor and relatives for consideration of $750,000.

On September 20, 2013, the Company issued 230,426 shares for services valued at $274,207.

On December 11, 2013, the Company issued the following shares:

●	270,000 shares to a related party for payment of convertible debt for value of $135,000
●	50,000 shares to a vendor for payment of accounts payable for value of $25,000
●	72,332 shares to a related party for payment of accounts payable for the value of $36,166
●	200,000 shares to a related party and 200,000 shares to a mining services company for exploration and development cost totaling $130,000.
●	100,000 shares for professional services for the value of $65,000.
●	750,000 shares to an officer of the company in settlement of claim for pre-merger shares of Bolcán Mining Corporation.

On February 27, 2014, the Company issued 650,000 shares to a professional services company controlled by an officer of the company for value of $455,000.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(a)(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above transactions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with our and Bolcán’s historical combined financial statements and the related notes. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “project,” “expect” and the like and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We disclaim any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

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

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The discussion should be read in conjunction with our audited and unaudited financial statements and related notes and the other financial information included elsewhere in this Annual Report.

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

Star Mountain/Chopar Mine Location Map

Spor Mountain/Dugway Minerals (Spor Mountain Mining District) - The Spor Mountain/Dugway Minerals project consists of three metalliferous mineral lease sections located in Juab County, Utah, approximately six miles southwest of the Dugway Military Proving Grounds, and 50 miles northwest of Delta, Utah. The Dugway Minerals project involves total area of 1,920 acres. Project activities at Dugway Minerals in 2012 were limited to prospecting and exploration. Assuming economic feasibility, we anticipate startup of production operations in 2014. We intend to continue to explore for silver, gold, bismuth and beryllium.

Spor Mountain/Dugway Minerals Location Map

Dugway Minerals
Dugway Minerals
Dugway Minerals
Flat Spring Rd
Flat Spring Rd
Keg Mountain West
1 mi
1 km

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

Ogden Bay Minerals Location Map

Ogden Bay
Minerals
Marriott-Slaterville
W 1150 S
W 1250 S St
W 1200 S St
W 12th St
12th St
Learning Pa
W 24th St
Ogden
W 2550 S St
West Haven
W 4000 S
4000 S St
South
Ogden
North Park
4800 S St
W 4800 S
Riverdale
Washington
Terrace
Hooper
W 5500 S
5600 S St
W 5600 S
Roy
Emma
Russel Park
Schneiter's
Riverside Golf
2 mi
2 km

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

Results of our minerals exploration activities for the fiscal year ended December 31, 2013 included the following:

Core drilling, geophysical, and geochemical analysis mineralized targets at Star Mountain Chopar Mine including:

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

Commenced drilling program (“Reverse Circulation”) and prospect pit mining on the Star Mountain Chopar mining claims of selected targets during the fourth quarter of 2012. At year-end 2013, we had completed 30 exploration drill holes to a depth of 2,000’ (two thousand feet) each completing a total of 60,000’ (sixty thousand feet). Third party analysis results are pending. Up to one hundred fifty (150) more exploratory drilling holes are planned for 2014.

Discovered approximately thirty thousand (30,000) short tons of mine dump hard rock material at the Star Mountain, Chopar Mine property that is currently being marketed to local/regional mills for gold, silver, zinc, lead, and copper recovery.

Commenced small mining start-up preparation activities at the Star Mountain, Chopar Mine for anticipated feedstock supply run of mine rock to local/regional mills, as well as providing mining and metallurgical services beginning second quarter 2014.

Immediate plans for operations in 2014 are as follows:

Convert current natural resource sites into producing assets.

Identify under-explored mines on our properties and consider additional under-explored mines for acquisition in the mining districts we are currently operating that are either built, permitted, or have been idled.

Continue current exploration and drilling programs and invest resources necessary to discover new ore bodies and open additional mines.

Results of Operations for fiscal years ended December 31, 2013 and December 31, 2012.

	Years Ended
	Dec 31, 2013	Dec 31, 2012
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Operating expenses
Executive compensation	883,713	180,000
Exploration and development costs	1,021,597	151,848
Exploration and development costs - related party	-	70,272
General and administrative	1,056,534	224,063
General and administrative - related party	10,783	-
Total Operating Expenses	2,972,926	626,183

Net Loss from Operations	(2,972,926)	(626,183)

Other Expenses
Loss on extinguishment of debt	(118,850)	-
Interest expense, related party	(15,957)	-
Interest expense	(172,896)	(22,088)
Gain on disposition of asset	960
Net Loss	$(3,279,669)	$(648,271)

Revenue. No revenue was generated for the fiscal years ended December 31, 2013 and 2012.

Cost of revenue. The cost of revenue for fiscal years ended December 31, 2013 and 2012 was zero.

Operating Expenses. Operating expenses for the fiscal year ended December 31, 2013 totaled $2,972,926 as compared to operating expenses totaling $626,183 for the fiscal year ended December 31, 2012. The increase is due to increased costs for legal and professional fees related to public filings and compliance and increased exploration activity.

Operating Loss. Our operating loss during the fiscal year ended December 31, 2013 totaled $2,972,926 as compared to an operating loss of $626,183 for the fiscal year ended December 31, 2012. The increased operating loss is due to increased costs for legal and professional fees relative to the merger and increased exploration costs.

Interest Expense. Interest expense for the fiscal year ended December 31, 2013 totaled $188,853 as compared to interest expense of $22,088 for the fiscal year ended December 31, 2012.

Net Loss. Our net loss for the fiscal year ended December 31, 2013 totaled $3,279,669 as compared to a net loss of $648,271 for the fiscal year ended December 31, 2012.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. From inception, our capital requirements have been met primarily through private debt and equity placements. As such, we are reliant upon these sources to fund operations

We had $79 and $0 of cash as of December 31, 2013 and December 31, 2012, respectively.

Cash Flow Analysis

Net cash used in operating activities is primarily attributable to amounts paid for exploration costs (which were expensed as incurred), and legal and professional fees. We do not expect to have positive cash flow from operations until 2014 and give no assurance that such will occur.

Cash used in investing activities is attributable to purchase of transportation and laboratory equipment and mineral rights.

Net cash provided by financing activities relates primarily to the issuance of convertible debt and sales of restricted common shares.

During the year ended December 31, 2013, a total of 7,492,758 shares were issued. At the end of December 31, 2013, the total shares issued and outstanding were 38,792,758.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months which will require us to raise additional equity and /or debt capital in order to fully implement our business strategy. We intend to develop a significant capital investment program to scale our production capacity which will require us to raise additional debt or equity capital. Any issuance of equity securities will result in dilution to our stockholders. Issuance of debt or convertible securities could also involve substantial dilution to our stockholders or operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned exploration activities which could harm our financial conditions and operating results.

Related Party Transactions

At December 31, 2013 and December 31, 2012, we had outstanding net advances and loans from related parties of $91,772 and $280,335, respectively.

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2013 and 2012, no income tax expense had been incurred or accrued.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-12 of this Form 10-K.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Jameson Stanford Resources Corporation

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Jameson Stanford Resources Corporation (an exploration stage company) and subsidiary as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception of the exploration stage on October 12, 2010 through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jameson Stanford Resources Corporation and subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended and for the period from inception of the exploration stage on October 12, 2010 through December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors

Jameson Stanford Resources Corporation

We have audited the accompanying consolidated balance sheet of Jameson Stanford Resources Corporation (An Exploration Stage Company) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2012 and for the period from inception [October 12, 2010] through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Stanford Resources Corporation as of December 31, 2012 and the consolidated results of operations and cash flows for the year ended December 31, 2012 and for the period from inception [October 12, 2010] through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
April 16, 2013

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	Dec 31, 2013	Dec 31, 2012

ASSETS

CURRENT ASSETS
Cash	$79	$-
Prepaid expenses	31,620	-
Deposits	17,975	-

Total current assets	49,674	-

Property and equipment, net	95,616	40,367
Mineral rights	25,869	25,869
Surety Bond	24,325	-

TOTAL ASSETS	$195,484	$66,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$420,470	$330,298
Accrued compensation	4,000	180,000
Convertible debt, related party	-	185,000
Contract payable	24,366	-
Stipulated agreement, related party	91,772	-
Loans payable	-	45,342
Advances from related party shareholders, including accrued interest	-	49,993

Total current liabilities	540,608	790,633

Convertible debt, net of discount of $812,142	178,858	-

Total Liabilities	719,466	790,633

STOCKHOLDERS’ DEFICIT
Common stock, authorized 350,000,000 shares, $.0001 par value, 38,792,758 and 31,300,000 shares issued and outstanding, respectively	$38,792	$31,300
Additional Paid in Capital (Deficit in par value)	$3,419,424	(53,168)
Accumulated deficit during exploration stage	(3,982,198)	(702,529)

Total Stockholders’ Deficit	(523,982)	(724,397)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$195,484	$66,236

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			Inception
	For Years Ended		(Oct 12, 2010) to
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013

OPERATING REVENUES
Revenue	$-	$-	$89,994

OPERATING EXPENSES
Cost of Revenue	-	-	66,227

Total Direct Cost of Services	-	-	66,227

Gross Profit	-	-	23,767

Operating Expenses
Executive Compensation	883,713	180,000	1,063,713
Exploration and development costs	1,021,597	151,848	1,176,578
Exploration and development costs - related party	-	70,272	109,922
General and administrative	1,056,833	224,063	1,288,500
General and administrative - related party	10,783	-	38,283

Total Operating Expenses	2,972,926	626,183	3,676,996

Net Loss from Operations	(2,972,926)	(626,183)	(3,653,229)

OTHER INCOME AND (EXPENSE)
Loss on extinguishment of debt	(118,850)	-	(118,850)
Interest expense, related party	(15,957)	-	(15,957)
Interest expense	(172,896)	(22,088)	(195,122)
Gain on disposition of asset	960	-	960

Total Other Income (Expense)	(306,743)	(22,088)	(328,969)

NET LOSS	(3,279,669)	(648,271)	(3,982,198)

Basic and Diluted Loss Per Share	$(0.10)	$(0.02)

Weighted Average Number of Common Shares Outstanding	33,690,055	26,084,426

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the period from inception (Oct 12, 2010) thorugh December 31, 2013

				Deficit
				Accumulated	Total
	Common Shares		Additional	During Exploration	Stockholders’
	Shares	Amount	Paid in Capital	Stage	Deficit

Balance at inception	25,000,000	$25,000	$(25,000)	$	$

Net loss from inception (October 12, 2010 ) to December 31, 2010				-	-

Balance at December 31, 2010	25,000,000	25,000	(25,000)	-

Capital contribution			100		100

Net (Loss)				(54,258)	(54,258)

Balance at December 31, 2011	25,000,000	25,000	(24,900)	(54,258)	(54,158)

Imputed interest on convertible debt-related party			17,614		17,614

Recapitalization with merger	6,300,000	6,300	(45,882)		(39,582)

Net (Loss)				(648,271)	(648,271)

Balance at December 31, 2012	31,300,000	31,300	(53,168)	(702,529)	(724,397)

Imputed interest on convertible debt-related party			15,957		15,957

Shares contributed by shareholder for debt extinguishment			110,000		110,000

Shares issued for liability conversion, issued at $.65 per share on December 11, 2013.	392,332	392	254,623		255,015

Shares issued for services, issued at $.65 to $1.20 per share from April 2, 2013 to December 11, 2013.	990,426	990	910,484		911,474

Shares issued in settlement of pre-merger claim, issued at $.65 per share on December 11, 2013.	750,000	750	486,750		487,500

Shares sold to existing shareholder, issued at $. 14 per share on August 14, 2013.	5,360,000	5,360	744,640		750,000

Benefial conversion feature of convertible debt			950,138		950,138

Net (Loss)				(3,279,669)	(3,279,669)

Balance at December 31, 2013	38,792,758	$38,792	$3,419,424	$(3,982,198)	$(523,982)

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			Inception
	For Years Ended		(Oct 12, 2010)
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013

Cash flows from operating activies
Net loss	$(3,279,669)	$(648,271)	$(3,982,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,691	6,955	19,693
Inputed interest	15,957	17,614	33,571
Shares issued for services	1,398,973	-	1,398,973
Loss in extinguishment of debt	118,850	-	118,850
Amortization of debt discount	128,996	-	128,996
Gain on dispositon of assets	(960)	-	(960)
Changes in operating assets and liabilities
Prepaid expenses	(31,620)	-	(31,620)
Deposits	(17,975)	-	(17,975)
Surety bonds	(24,325)	-	(24,325)
Accounts payable and accrued expenses	118,013	289,938	408,729
Accrued interest	29,983	4,474	34,595
Accrued compensation	(176,000)	180,000	4,000
Contract payable	24,366	-	24,366
Stipulated agreement liability, related party	91,772	-	91,772

Net cash used in operating activities	(1,591,948)	(149,290)	(1,793,533)

Cash flows from investing activities
Acquisition of mineral rights	-	(25,869)	(25,869)
Purchase of equipment	(65,980)	(14,968)	(114,349)

Net cash used in investing activities	(65,980)	(40,837)	(140,218)

Cash flows from financing activities
Proceeds from issuance of convertible debt, related party	-	100,000	185,000
Proceeds from issuance of convertible debt	1,000,000	-	1,000,000
Proceeds from issuance of common stock	750,000	-	750,000
Loan payable	(42,000)	42,000	-
Advances from related party shareholders	(49,993)	41,136	(1,270)
Members contribution	-	-	100

Net cash provided by financing activities	1,658,007	183,136	1,933,830

Net increase (decrease) in cash	79	(6,991)	79

Cash, beginning of year	-	6,991	-

Cash, end of year	$79	$-	$79

Supplemental Information:
Cash paid for:
Taxes	$-	$-	$-
Interest Expense	$-	$-	$-
Liabilities assumed in merger	$-	$39,582	$39,582
Settlement of debt with contributed capital	$306,166	$-	$306,166
Non-cash investing and financing activities:
Debt converted to shares of common stock	$365,016	$-	$365,016
Warrants issued with convertible debt	$950,138	$-	$950,138

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 3 – GOING CONCERN

The Company is an exploration stage enterprise as defined under generally accepted accounting principles in the United States (“GAAP”). The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a deficit accumulated during exploration stage of $3,982,198 as of the year ended December 31, 2013. Further losses are anticipated in the development of its business.

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

NOTES TO THE FINANCIAL STATEMENTS

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

Property and Equipment

Property and equipment consists of a vehicle and laboratory equipment that is stated at cost of $101,948 and $48,368, less accumulated depreciation of $6,332 and $8,001 at December 31, 2013 and 2012, respectively. Depreciation expense was $11,691 and $6,955 for the years ended December 31, 2013 and 2012, respectively. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is five years for vehicles and six years for laboratory equipment.

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

Mineral Rights

The Company concluded that mineral rights meet the definition of tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mining claims and mineral lease rights. Costs of exploring, carrying and retaining unproven properties, if any, are expensed as incurred under Industry Guide 7.

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

Surety Bond

The Company maintains a cash surety bond with the State of Utah. The purpose of the bond is to ensure compliant that remediation and reclamation procedures are followed in our exploration activities.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Consolidation

The Company retains Bolcán Mining Corporation as a 100% wholly owned subsidiary and consolidates combined operations of both entities in our financial statements. Any intercompany transactions have been eliminated.

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No impairments were indicated or recorded during the years ended December 31, 2013 and 2012.

NOTE 5 - MINERAL RIGHTS

At December 31, 2013, the Company had certain mining claims, mineral leases and excavation rights for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of minerals excavated from these properties. The Company has not established proven or probable reserves on any of its mineral projects and no minerals have been extracted from these properties as of December 31, 2013. Capitalized cost of mineral rights $25,869 as of December 31, 2013 and December 31, 2012, respectively.

NOTE 6 – INCOME TAXES

The provision for income taxes consists of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012

Current taxes	$-	$-
Deferred Tax Benefit	(877,000)	(182,309)
Benefits of Operating Loss Carryforwards	877,000	182,309
Actual provision	$-	$-

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has cannot predict when or if it will have taxable income in the future.

	12/31/2013	12/31/2012

DEFERRED TAX ASSETS
Current	$-	$63,000
Noncurrent	-	-
Net operating losses	964,700	119,309
Total DTA	$964,700	$182,309
DEFERRED TAX LIABILITIES
Current	-	-
Noncurrent	(20,600)	-
Valuation Allowance	(914,100)	(182,309)
NET DEFERRED TAXES	$-	$-

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

The Company’s provision for income taxes was $0 for the year ended December 31, 2013 since the Company incurred net operating losses since inception that have a full valuation allowance through December 31, 2013. The Company’s net federal operating loss carry forward of approximately $2,474,000 begins to expire in 2033.

Operating Losses
Expires	Amount
2032	$224,956
2033	$2,248,734
Total	$$2,476,690

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $964,700. The total valuation allowance is equal to the total deferred tax asset of $964,700, less the total deferred tax liability of $20,600, showing an increase of $877,000 from the year ended December 31, 2012.

A reconciliation between income taxes at statutory tax rates (39%) and the actual income tax provision for continuing operations as of December 31, 2013 and 2012 is as follows:

	12/31/2013	12/31/2012

Expected provision (based on statutory rate)	$(1,279,100)	$(226,895)
Effect of:
Increase in valuation allowance	877,000	182,309
Loss from LLC	-	41,032
Non-deductible expenses	402,100	3,554
Actual provision	$-	$-

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2013 and 2012, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2013 and 2012 related to unrecognized benefits.

The Company has not filed the federal income tax return in the U.S for the year ended December 31, 2013. An extension has been filed for which the federal return will be due on September 15, 2014. The tax years ended December 31, 2013 and 2012 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 7 – TRANSACTIONS WITH MAJORITY OWNER AND OFFICER

Michael Stanford, the Company’s Chief Executive Officer and its majority shareholder (the “Majority Owner”) has made periodic advances to the Company to fund operations, which are unsecured and payable on demand. Interest is charged at the rate of 12%. The Majority Owner advanced $48,723 to the Company and recorded interest expense of $1,270 during the year ended December 31, 2012.

The Company has contracted for minerals testing, laboratory services, project management and administrative services from several entities that are operated by common management or are otherwise controlled by the Majority Owner, The Bolcán Group being the most active. Payments to such related party totaled $0 and $70,272 for the periods ended December 31, 2013 and December 31, 2012, respectively.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTE-RELATED PARTY

In connection with a memorandum of understanding dated October 27, 2011, the Company received certain initial cash advances totaling $105,000 from a related party. The advances were unsecured, did not bear interest and were payable on demand. However, interest expense has been imputed at 12%. The imputed interest incurred for the years ended December 31, 2013 and 2012 was $15,957 and $17,614, respectively.

Additional advances were made in 2011 and 2012, bringing the total borrowed to $185,000. In April 2013, $50,000 of the note was completely forgiven and extinguished by one of the related parties. Concurrent with the extinguishment of debt, 100,000 shares of Company common stock were transferred from an existing shareholder to the related party. No consideration or assets were transferred from the Company to the related party at the time of extinguishment. The 100,000 shares transferred to the related party came from an existing shareholder. The existing shareholder making the transfer of 100,000 shares did so with no consideration or compensation.

On December 11, 2013, the Company issued 270,000 shares as full payment for the remaining $135,000 debt.

note 9 - stipulated Agreement LIABILITY, RELATED PARTY

The Company entered into an agreement with Michael Christiansen, an officer of the Company (“Christiansen”) on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123,272 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The Amount Due was agreed to be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which the company receive at least three million dollars ($3,000,000) of equity funding, or (b) December 31, 2014. The Company has the right to prepay any part of this amount without any prepayment penalty. In no event, however, shall the balance due be paid later than December 31, 2014. In the event of a change of control, the Company is obligated to pay in full the portion of the Amount Due that remains unpaid. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due. At December 31, 2013, the Company’s remaining liability of $91,772 has been recorded as Stipulated Agreement Liability, Related Party in the accompanying financial statements.

NOTE 10 – LOAN PAYABLE

On May 11, 2012, Christiansen loaned the Company $42,000. The loan was guaranteed by the Majority Owner, called for interest at 12% per annum and was extended to a due date of August 24, 2012. Effective July 1, 2013, the entire balance of $48,598, including accrued interest of $6,598, was incorporated into the Stipulated Agreement settlement with Christiansen and is included in the Amount Due. See NOTE 9.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11 – CONVERTIBLE NOTES

On August 19, 2013 the Company issued a $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: September 14, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Consolidated Balance Sheets report the following related to the convertible promissory note:

December 31, 2013
Principal amount	$500,000
Unamortized debt discount	(370,940)
Net carrying amount	$129,060

For the year ended December 31, 2013, the Company recorded $23,833 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $78,198 as amortization of the debt discount. At December 31, 2013, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 500,000 shares of its common stock.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Using the Black-Scholes method, such warrants were valued at $160,1375. The following weighted-average assumptions were used in the Black-Scholes calculation:

December 31, 2013
Expected term (years)	2.1
Expected volatility	125.5%

Risk-free interest rate	0.36%
Dividend yield	0%

On October 18, 2013 the Company issued another $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to a second individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 31, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Consolidated Balance Sheets report the following related to the convertible promissory note:

December 31, 2013
Principal amount	$500,000
Unamortized debt discount	(450,202)
Net carrying amount	$49,798

For the year ended December 31, 2013, the Company recorded $12,833 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $49,798 as amortization of the debt discount. At December 31, 2013, none of the debt had been converted and no warrants to purchase common stock had been exercised.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 500,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $209,503. The following weighted-average assumptions were used in the Black-Scholes calculation:

December 31, 2013
Expected term (years)	2.0
Expected volatility	125.5%
Risk-free interest rate	0.33%
Dividend yield	0%

Aggregate maturities of Convertible Notes in each of the next five years ending December 31st are as follows:

2014	$-
2015	1,000,000
2016	-
2017	-
2018	-
$1,000,000

NOTE 12 – CONTRACTS AND LEASE COMMITMENTS

Office Leases

Commencing February 1, 2013 and continuing to January 31, 2014, the Company is renting residential office space from an entity controlled by the Majority Owner. The lease obligates the Company to monthly lease payments of $6,250. The Company was required to submit a refundable deposit of $12,875, equal to two month’s rent and estimated utility expenses.

Commencing October 1, 2013 and continuing to March 31, 2014, the Company is leasing executive office space totaling 280 square feet, increasing to 430 square feet on November 1, 2013. The lease required an initial setup fee of $500 and a security deposit equal to one month’s rent. The Company is obligated to monthly lease payments of $3,000 for October, increasing to $5,300 on November 1, 2013. The agreement is renewable at the option of the Company in three month increments. The current lease expires June 30, 2014. The Company was required to submit a refundable deposit of $5,100.

Service Contracts

In February 2013, the Company contracted with a consulting group to receive consulting, investor relations and development services. This consulting agreement called for the issuance of 200,000 shares of our unregistered common stock. The value of the services was based on the closing common share value on the share issuance date of April 2, 2013 which was $1.20 per share. For the period ended December 31, 2013, the entire $240,000 value of the contract has been recorded as an expense.

Also in February 2013, the Company contracted with a public relations company to provide the Company investor relations and development services, video production and distribution, public relations as well as various social media outreach and promotion services. This service contract required the issuance of 60,000 shares of our unregistered common stock and minimum quarterly fees totaling $20,000 to be paid over a six month service period. The value of the services was based on the share value of the Company’s common stock on the closing common share issuance date of April 2, 2013 which was $1.20 per share. For the period ended December 31, 2013, the entire $72,000 value of the contract has been recorded as an expense.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Effective July 31, 2013, the Company entered into an agreement with Christiansen to serve as Executive Vice President, Corporate Development. The initial term of six months calls for monthly compensation of $6,000 increasing to $10,000 per month once the company has raised $1,000,000 in new equity funding, $15,000 per month once the company has raised $3,000,000 and $20,000 per month once the company has raised $5,000,000. The Company is further obligated to reimburse Christiansen for usual and customary business related expenses. This contract was not renewed and expired on January 31, 2014.

Royalty Agreement

Under a memorandum of understanding, the Company is obligated to pay an existing investor, a royalty equal to $.50 per metric tonne (approx 2,200 lbs) for any sales of ore until the investor has recouped their investment of $750,000. No royalty expense has been incurred or recorded related to this agreement for the years ended December 31, 2013 and 2012.

NOTE 13 – CONVERSION OF LIABILITIES

On December 11, 2013, the Company issued an aggregate of 392,332 shares of its restricted common stock, upon the conversion of the following Company liabilities.

Liability Converted	Amount of Liability Converted	Conversion Price per Share	Shares Issued
Accounts payable	$51,166	$0.50	122,332
Convertible debt, related party	135,000	$0.50	270,000
Total	$186,166	$0.50	392,332

Based on a closing common share value of $.65 on the issuance date of December 11, 2013, a loss on Conversion of Debt of $58,849 was recognized.

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

On August 14, 2013, the Company issued 5,360,000 restricted common shares to an existing shareholder for total consideration of $750,000.

On September 20, 2013 the Company issued 230,426 restricted common shares to an existing shareholder for professional services. Based on a closing common share value of $1.19 on the issuance date, total expense of $274,206 was recognized.

On December 11, 2013, the Company issued 200,000 restricted common shares to a related party and an additional 200,000 restricted common shares to a mining services company for exploration and development costs. Also on December 11, 2013, the Company issued 100,000 restricted common shares to an officer of the Company for professional services. Based on a closing common share value of $.65 on the issuance date, total expense of $325,000 was recognized.

On December 11, 2013, the Company issued 750,000 restricted common shares to Christiansen in settlement of claim for pre-merger shares of Bolcán Mining Corporation, for which Christiansen had paid $9,000. Based on a closing common share value of $.65 on the issuance date, net executive compensation expense of $478,500 was recognized.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

On December 11, 2013, the Company issued 392,332 restricted common shares in conversion of $186,166 liabilities. Based on a closing common share value of $.65 a loss on extinguishment of debt on the issuance date of $58,849 was recognized. See Footnote 13.

NOTE 15 – SUBSEQUENT EVENTS

Convertible Notes

On January 22, 2014 the Company issued a $200,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 15, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through October 15, 2015 to purchase 200,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

On March 12, 2014 the Company issued a $300,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 15, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through October 15, 2015 to purchase 300,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company will record the value of the above warrants to purchase shares of its common stock.

Equity Transactions

On February 27, 2014, the Company issued 650,000 restricted common shares to a professional services company controlled by an officer of the Company. Based on a closing common share value of $.70 on the issuance date, professional services expense of $455,000 will be recognized.

Severance Payment

On March 6, 2014, the Company paid severance expense of $28,000 to Christiansen.

The Company has evaluated subsequent events pursuant to ASC 855. Other than the events noted above, no additional material subsequent events exist.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are ineffective in timely alerting us to material information required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports filed or submitted under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was ineffective as of December 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weaknesses identified by our management relates to limited resources and our inadequate number of personnel to allow for proper segregation duties and the requisite internal controls and application of U.S. GAAP. Michael Stanford functions as the CEO, President, Chairman and Sole Director and as such, has not established adequate processes and channels of communication to provide the timely and accurate flow of information to the CFO and others. This weakness in internal controls has prevented the timely recording of company transactions and execution of reliable financial closing procedures. In addition, management has determined that the lack of controls over the accounting for issuances of common stock resulted in the omission of (i) receipt of funds for purchases of our common stock in the first, second and third quarters of 2013, (ii) an issuance of 230,426 shares of our common stock in September 2013, and (iii) the issuance of 5,360,000 shares of our common stock in August 2013. Further, a lack of controls over the accounting for surety bond costs resulted in the reclassification of surety bond costs from an expense to mineral rights on our balance sheet. These errors will require us to restate our consolidated financial statements for the three months ended March 31, 2013, the six months ended June 30, 2013 and the nine months ended September 30, 2013 to correct these errors. Management has determined that our internal audit function is also significantly deficient due to insufficient resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributes to insufficient oversight of our accounting and audit functions.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of each of the Executive Officers and Director.

Name	Age	Positions and Offices to be Held
Michael Stanford	46	Chief Executive Officer, President, Chairman and Sole Director
Robbie Chidester	56	Chief Financial Officer

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

Duties, Responsibilities and Experience

Michael Stanford, 46, Chief Executive Officer, President, Chairman and Sole Director. Michael Stanford joined Jameson Stanford Resources Corporation in May 2012 and serves as President, Chief Executive Officer and Director. Mr. Stanford also serves as President, Chief Executive Officer and Director of Bolcán Mining Corporation. Mr. Stanford has more than 20 years of experience in the mining and metallurgy industries as an owner and operator of companies specializing in the exploration, development, recovery, refining and marketing of precious metals from mined mineral ore bodies. Mr. Stanford has managed and directed over 2,000 employees and is highly experienced in administering environmental controls and process systems in mining and metallurgy operations. From 1997 to 2008, Mr. Stanford managed and directed projects under contract with Rio Tinto and Kennecott Utah Copper. From 1995 to 2012, Mr. Stanford managed projects under contract with Chubu Electric Power Company, Techno Chubu Company, Kiewit Western Corporation, United States Department of Agriculture Natural Resource Conservation Service (NRCS), United States Bureau of Land Management (BLM), Utah Department of Natural Resources Wildlife Division (DNR). From 1989 to 2012, Mr. Stanford operated two commercial analytic laboratories as Stanford Laboratories.

As the Chief Executive Officer of our company, Mr. Stanford brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Robbie Chidester, CPA, 56, Chief Financial Officer. Mr. Chidester joined Jameson Stanford Resources Corporation in July 2012. Prior to joining the Company, he provided outsourced accounting, financial management and advisory services to various clients. Mr. Chidester has spent over 20 years as VP Finance, Chief Financial Officer, Board Member and Advisor. Working the past six years as an outsourced or interim financial officer, Mr. Chidester has provided financial management and advisory services to over 30 emerging businesses. He provided such services for CFO Solutions, LC from 2006 to 2008 and has worked for CFO Advantage Consulting, LC from 2008 to present. Mr. Chidester has personally assisted in the placement of over $335M in private debt and equity funding. While working from 1987 to 2006 as a fulltime financial officer for various emerging companies, ranging in size from startup to over $160M in revenue, he supervised financial teams ranging in size from small, hands-on groups to a diverse, international team of over 40 professionals located on four continents. Beginning his career in 1981 with the international audit, tax and advisory firm KPMG, LLC, Mr. Chidester establishing himself as a specialist in corporate compliance, public reporting, M&A/IPO support, due diligence, business transformation/turn-around services and management consulting. He has provided financial services to a vast array of clients, including successful companies in the exploration, extraction and processing of natural resources. He is a licensed Certified Public Accountant. Mr. Chidester received a Bachelor’s Degree in Accounting, with honors, from the University of Utah.

All executive officers are elected by the Board and hold office until the next annual meeting of stockholders and until their successors are elected and qualify.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight Director qualifications

Mr. Stanford is the founder of Bolcán Mining, functions as a Sole Director and continues to be involved in our day to day operations. We believe that the professional experience of Mr. Stanford within the mining industry provides him with an enhanced understanding of our operations which provides an additional dimension to his role as a director.

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

Board oversight in risk management

Our Chief Executive Officer also serves as Chairman of the Board of Directors and Sole Director, we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our Company faces. Because our Board is comprised solely of a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2013 with the exception of Mr. Chidester who failed to file a Form 4 reporting two transactions.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2013; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2013. Compensation information is shown for the fiscal years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Stanford, Sole Director, President and CEO (1)	2013	$369,233	0	$0	0	0	0	$478,500	$847,733
	2012	$120,000	0	0	0	0	0	0	$120,000

Robbie Chidester, CFO (2)	2013	$66,789	0	$65,000	0	0	0	$0	$131,789
	2012	$36,617	0	0	0	0	0	$0	$36,617

(1) Mr. Stanford was appointed as President on May 4, 2012 and CEO and Sole Director on October 29, 2012. Other compensation reflects the value of 750,000 shares of the Company’s common stock issued to a former officer of the Company in settlement of claim against Mr. Stanford for shares of Bolcán Mining Corporation prior to its merger with the Company.

(2) Mr. Chidester was appointed as CFO on October 29, 2012. Mr. Chidester received 100,000 shares of our unregistered common stock in fiscal 2013.

Employment Agreements

We do not have any written employment contracts with our executive officers. We have an oral agreement to pay Mr. Stanford $15,000 per month as compensation as our Chief Executive Officer. This arrangement may be terminated by either party at any time with or without cause. In addition, on February 27, 2014 we issued 650,000 shares of our unregistered common stock to CFO Advantage Consulting, LC which provides the services of our Chief Financial Officer as an incentive award for services provided to our company.

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

Discussion of Director Compensation

The Company did not pay any director compensation during the fiscal years ended December 31, 2013 and December 31, 2012, respectively. The Company may begin to compensate its directors at some time in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 11, 2014 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group. The information relating to the ownership interests of such shareholders is provided after giving effect to the Merger.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(1)
	Common stock	Common stock
Michael Stanford, CEO, President, and Director	25,000,000	63.4%
Robbie Chidester, CFO(2)	800,000	2.0%
All directors and officers as a group (2 persons)	25,800,000	65.4%
Summit Capital USA, Inc.(3)	2,228,173	5.6%
Donald and Susan Sutherland (4)	5,983,000	15.2%

(1) Based on an aggregate of 39,442,758 common shares outstanding as of April 11, 2014. The address for each officer and/or director is 2300 West Sahara Ave., Suite 800, Las Vegas, NV 89102, the address of the Company.

(2) Includes 100,000 shares owned directly and 700,000 share owned by CFO Advantage Consulting, LC which is owned or controlled by Mr. Chidester.

(3) The mailing address for Summit Capital USA, Inc. is 605 W. Knox Road, Suite 202, Tempe, AZ 85284. The beneficial owners of Summit Capital are 50% owned by Summit Capital Corp, 2 Anthony Henday Center, 4914-55 St., Red Deer, AB, Canada T4N 2J4 (Summit Capital Corp is beneficially owned by Gregg C.E. Johnson and Cheryl L. McRobbie-Johnson); 25% owned by Gregg C.E. Johnson, 6081 W. Park Ave, Chandler, AZ 85226; and 25% owned by Thomas P. Madden, 1192 W. Sunrise Place, Chandler, AZ 85248.

(4) Shares are owned by SCS MRHS Irrevocable Trust (1,493,334 shares), MRHS 2013 Irrevocable Trust (1,786,666 shares) and Donald W. Sutherland and Susan C. Sutherland Revocable Trust (2,703,000 shares). Donald and Susan Sutherland, Trustees, have voting and dispositive control over these shares. Their address is 7413 East Leland St, Mesa, AZ 85207.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At December 31, 2013 and 2012, we had outstanding liabilities due to related parties as follows:

	2013	2012

Stipulated agreement	$91,772	$-
Convertible debt	-	185,000
Loan payable	-	45,342
Advances from majority shareholder	-	49,993
Total	$91,772	$280,335

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by HJ & Associates, LLC for the fiscal year ended December 31, 2013 and by and Mantyla McReynolds, LLC for the fiscal year ended December 31, 2012.

	2013	2012

Audit Fees	$20,000	$25,000
Audit-Related Fees	34,720	4,575
Tax Fees		6,300
All Other Fees
Total	$54,720	$35,875

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2013 and 2012 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The consolidated financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Financial Statements and Schedules” on page 30 and included on pages F-2 through F-17.

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

Exhibits (including those incorporated by reference)

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012 (Incorporated by reference to our Form 8-K filed with the SEC on November 2, 2012).

2.1(a)	Extension Agreement dated July 24, 2012 (Incorporated by reference to our Form 8-K filed with the SEC on November 2, 2012).

2.1(b)	Extension Agreement dated October 24, 2012 (Incorporated by reference to our Form 8-K filed with the SEC on November 28, 2012).

3.1	Articles of Incorporation, as amended (Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on April 6, 2010).

3.2	Amended and Restated Bylaws (Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on April 6, 2010).

10.1	Asset Purchase Agreement between The Bolcán Group LLC and Bolcán Mining Corporation effective June 30, 1012 (Incorporated by reference to our Form 8-K filed with the SEC on November 23, 2012).

10.2	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K as filed with the Commission on August 29, 2013).

10.3	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K as filed with the Commission on August 29, 2013).

10.4	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated herein by reference to Exhibit 10.3 in the Company’s Form 8-K as filed with the Commission on August 29, 2013).

10.5	Amendment to Convertible Redeemable Promissory Note and Pledge Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated herein by reference to Exhibit 10.5 in the Company’s Form 8-K as filed with the Commission on October 24, 2013).

10.6	12% Convertible Redeemable Promissory Note dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K as filed with the Commission on October 24, 2013).

10.7	Pledge and Security Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K as filed with the Commission on October 24, 2013).

10.8	Common Stock Purchase Warrant dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated herein by reference to Exhibit 10.3 in the Company’s Form 8-K as filed with the Commission on October 24, 2013).

10.9	Subscription Agreement accepted on October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated herein by reference to Exhibit 10.4 in the Company’s Form 8-K as filed with the Commission on October 24, 2013).

14.1	Code of Business Conduct and Ethics*

21.1	Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on April1 6, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Accounting Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial and Accounting Officer*

101.INS	XBRL INSTANCE DOCUMENT**

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

* Filed herewith

* In accordance with Regulation S-1, the XBRL-formatted interactive date files the comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jameson Stanford Resources Corporation
(Registrant)

By:	/s/ Michael Stanford
Michael Stanford
Chief Executive Officer
Date:	April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Stanford	Chief Executive Officer, President, Chairman and Sole Director	April 15, 2014
Michael Stanford	(principal executive officer)

/s/ Robbie Chidester	Chief Financial Officer	April 15, 2014
Robbie Chidester	(principal financial and accounting officer)

