Form 10-Q/A
period 2013-03-31
JAMESON STANFORD RESOURCES Corp
filed 2014-09-22
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54405

JAMESON STANFORD RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-0963619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 W Knox Rd., Suite 202, Tempe, AZ	85284
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on May 20, 2013, was 31,560,000 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Jameson Sanford Resources Corporation for the period ended March 31, 2013 (the “Form 10-Q/A”) is amending the Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on May 20, 2013 (the “Original Report”). We are filing this Form 10-Q/A to reflect the restatement of our Unaudited Condensed Consolidated Financial Statements as of March 31, 2013 (the “Financial Statements”). As disclosed in our Current Report on Form 8-K as filed on April 28, 2014 and as amended on Form 8-K/A as filed with the SEC on May 23, 2014, we have determined that the Financial Statements contained an error related to the failure to record the receipt of funds for sales of the Company’s common stock and the accounting for the use of the proceeds from these sales in the period covered by the Original Report. The Financial Statements also contained errors relating to the incorrect classification of our former Director, Chief Executive Officer and majority shareholder’s personal expenses as expenses of our company.

Please see Note 4 - Summary of Significant Accounting Policies - Restatement of Financial Statements contained in the Notes to our Financial Statements appearing later in this Form 10-Q/A which further describes the effect of this restatement. In addition, we have amended the following sections of this report:

Part I – Financial Statements

  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

  Item 4. Controls and Procedures.

Part II – Other Information

  Item 1. Legal Proceedings.

  Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s current President who is the Company’s principal executive officer and the Company’s current interim Chief Financial Officer. This Form 10-Q/A does not reflect events occurring after the filing of the Original Report, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings with the SEC.

2

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Restated March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$96	$-

Total current assets	96	-

Advances to related party shareholders	128,951	-
Property & equipment, net	38,173	40,367
Mineral Rights	25,869	25,869
Deposits	-	-

TOTAL ASSETS	$193,089	$66,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$504,960	$330,298
Accrued compensation	60,000	180,000
Convertible debt, related party	185,000	185,000
Loans payable	46,697	45,342
Advances from related party shareholders, including accrued interest	-	49,993

Total current liabilities	796,657	790,633

Total Liabilities	796,657	790,633

STOCKHOLDERS’ DEFICIT
Common stock, authorized 350,000,000 shares, $0.001 par value, 31,300,000 issued and outstanding	$31,300	$31,300
Common stock subscribed	450,000	-
Capital in deficit of par value	(47,172)	(53,168)
Accumulated deficit during exploration stage	(1,037,696)	(702,529)

Total Stockholder’s Deficit	(603,568)	(724,397)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$193,089	$66,236

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Restated Period from Inception
	Restated March 31, 2013	March 31, 2012	(Oct 12, 2010) to March 31, 2013
Revenue	$-	$-	$89,994

Cost of Revenue	-	-	66,227

Gross Profit	-	-	23,767

Operating Expenses
Executive Compensation	45,000	-	225,000
Exploration and development costs	115,277	32,650	270,258
Exploration and development costs - related party	-	-	109,922
General and administrative	156,756	7,255	388,423
General and administrative - related party	10,783	-	38,283

Total Operating Expenses	327,816	39,905	1,031,886

Net Loss from Operations	(327,816)	(39,905)	(1,008,119)

Other Expenses			-
Interest expense, related parties	(5,995)	(2,974)	(28,221)
Interest expense	(1,356)	-	(1,356)

Net Loss before Income Taxes	(335,167)	(42,879)	(1,037,696)

Income tax provision	-	-	-

Net Loss	$(335,167)	$(42,879)	$(1,037,696)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	31,300,000	25,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For Three Months Ended		Restated Period from Inception
	Restated March 31, 2013	March 31, 2012	(October 12, 2010) to March 31, 2013
Cash flows from operating act ivies
Net loss	$(335,167)	$(42,879)	$(1,037,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,194	1,571	10,196
Imputed interest	5,996	2,974	23,610
Changes in operating assets and liabilities
Accounts payable and accrued expenses	174,662	1,184	465,378
Accrued interest	1,355	-	5,967
Accrued compensation	(120,000)	-	60,000

Net cash used in operating activities	(270,960)	(37,150)	(472,545)

Cash flows from investing activities
Acquisition of mineral rights	-	-	(25,869)
Advances to related party shareholders	(128,951)	-	(128,951)
Purchase of equipment	-	-	(48,369)

Net cash used in investing activities	(128,951)	-	(203,189)

Cash flows from financing activities
Proceeds from issuance of convertible debt, related party	-	20,000	185,000
Proceeds for common stock subscribed	450,000	-	450,000
Loan payable	-	-	42,000
Advances from related party shareholders	(49,993)	10,186	(1,270)
Members contributes	-	-	100

Net cash provided by financing activities	400,007	30,186	675,830

Net increase (decrease) in cash	96	(6,964)	96

Cash, beginning of year	-	6,991	-

Cash, end of year	$96	$27	96

Supplemental Information:
Cash paid for:
Taxes	$-	$-	0
Interest Expense	$-	$-	0
Liabilities assumed in merger	$-	$-	39,582

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

NOTE 3 – GOING CONCERN

The Company is an exploration stage enterprise as defined under generally accepted accounting principles in the United States (“GAAP”). The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. With the restatement of the financial statements, the Company has incurred losses since inception resulting in a restated accumulated deficit during exploration stage of $1,037,696 as of the period ended March 31, 2013. Further losses are anticipated in the development of its business.

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

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Financial Statements

The financial statements for the period ended March 31, 2013 filed with the SEC on May 20, 2013 contained errors and omissions related to the failure to record the receipt of funds for sales of the Company’s common stock and the accounting for the use of the proceeds from those sales. The financial statements also contained errors relating to the incorrect classification of Michael Stanford, our former sole Director, Chief Executive Officer and majority shareholder’s personal expenses as expenses of our Company. Accordingly, the condensed consolidated balance sheets, condensed consolidated statements of operations, and condensed consolidated statement of cash flows for the period ended March 31, 2013 and from inception (October 10, 2010) to the period ended March 31, 2013, have been restated to correct these errors and omission.

The proper recording of the receipt of proceeds from the sale of the Company’s common stock resulted in an increase of common stock subscribed of $450,000, reduction in accrued compensation of $165,000, reduction in advances from related party shareholders of $201,435, reduction in interest expense due to related party shareholders of $3,285 (reduction in net loss of the same amount) and increase of advances to related party shareholders of $86,850. The incorrect classification of personal expenses as company expenses and deposits resulted in reduction of deposits of $12,876, reduction in net loss of $29,225 and increase in advances to related party shareholders of $42,101.

The net effects of these corrections are noted below by line item for each financial statement that is impacted. The adjustments included in the table below do not reflect, however, any claims or recovery the Company may realize from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct involving the Company. See Note 10 – Subsequent Events – Michael Stanford Litigation.

Line Items Affected	As Previously Reported March 31, 2013	Adjustments	As Restated March 31, 2013
Condensed Consolidated Balance Sheets
Assets
Deposits	$12,876	$(12,876)	$-
Advances to related party shareholders	$-	$128,951	$128,951
Total Assets	$77,014	$116,075	$193,089

Liabilities
Accrued compensation	$225,000	$(165,000)	$60,000
Advances from related party shareholders	$201,435	$(201,435)	$-
Total current liabilities	$1,163,092	$(366,435)	$796,657
Total Liabilities	$1,163,092	$(366,435)	$796,657

Stockholders’ Deficit
Common stock subscribed	$-	$450,000	$450,000
Accumulated deficit during exploration stage	$(1,070,206)	$32,510	$(1,037,696)
Total Stockholders’ Deficit	$(1,086,078)	$482,510	$(603,568)

Total Liabilities and Stockholders’ Deficit	$77,014	$116,075	$193,089

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As Previously Reported March 31, 2013	Adjustments	As Restated March 31, 2013	As Restated From Inception (October 10, 2010) to March 31, 2013
Condensed Consolidated Statements of Operations
Executive compensation	$46,793	$(1,793)	$45,000	$225,000
Exploration and development costs	$113,399	$1,878	$115,277	$270,258
General and administrative	$186,065	$(29,309)	$156,756	$388,423
Total Operating Expenses	$357,040	$(29,224)	$327,816	$1,031,886
Net Loss from Operations	$357,040	$(29,224)	$327,816	$(1,008,119)
Interest expense, related parties	$(9,281)	$3,286	$(5,995)	$(28,221)
Net Loss Before Income Taxes	$(367,677)	$32,510	$(335,167)	$(1,037,696)
Net Loss	$(367,677)	$32,510	$(335,167)	$(1,037,696)

Condensed Consolidated Cash Flows
Net Loss	$(367,677)	$32,510	$(335,167)	$(1,037,696)
Prepaid deposits	$(12,876)	$12,876	$-	$-
Accrued compensation	$45,000	$(165,000)	$(120,000)	$60,000
Accrued interest	$4,641	$(3,285)	$1,356	$5,967
Net cash used in operations	$(148,060)	$(122,901)	$(270,961)	$(472,546)
Advances to related party shareholder	$-	$(128,951)	$(128,951)	$(128,951)
Net cash used in investing activities	$-	$(128,951)	$(128,951)	$(203,189)
Advances from related party shareholders	$148,156	$(198,149)	$(49,993)	$(1,270)
Common stock subscribed	$-	$450,000	$450,000	$450,000
Net cash provided by financing activities	$148,156	$251,851	$400,007	$675,830

Basis of Accounting and Presentation

The accompanying condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 4 to the Notes to Condensed Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the restated three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

NOTE 5 – TRANSACTIONS WITH MAJORITY OWNER AND OFFICER

During the year ended December 31, 2012, Michael Stanford, the Company’s Chief Executive Officer and its majority shareholder (the “Majority Owner”) made periodic advances to the Company to fund operations, which were unsecured and payable on demand. Interest was charged at the rate of 12%. The balance in Advances From Related Party Shareholder at December 31, 2012 of $49,993 was eliminated in the restated first quarter of 2013 by advances made to the majority shareholder. At the end of the restated period ended March 31, 2013, the advances to the majority shareholder totaled $128,951.

The Company has contracted for minerals testing, laboratory services, project management and materials supply from several entities that are operated by common management or are otherwise controlled by the Majority Owner. Payments to such related party totaled $0 for the period ended March 31, 2013.

On August 19, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company may realize from this lawsuit against Mr. Stanford as a result of his improper conduct. See Note 10 – Subsequent Events – Michael Stanford Litigation.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTE-RELATED PARTY

In connection with a memorandum of understanding dated October 27, 2011, the Company received certain cash advances totaling $105,000 from a related party. The advances were unsecured, did not bear interest and were payable on demand

In 2011 and 2012, the Company borrowed $185,000 from a related party. The note is due on demand. The unpaid balance was convertible at the option of the related party or the Company into shares of common stock of the Company at the rate of one share of common stock for every two dollars of loan reduction. These conversion rights were not exercised and expired on December 31, 2012. The Company and the related party have verbally agreed to extend the conversion rights to June 30, 2013 Interest expense has been imputed at 12%. All advances under this facility are shown as a current liability in the accompanying financial statements.

The balance of the convertible note totaled $185,000 as of the period ended March 31, 2013. The imputed interest as of the period ended March 31, 2013 totaled $5,996.

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

NOTE 8 – Contracts and lease commitments

Residential Office Lease

Commencing February 1, 2013 and continuing to January 31, 2014, the Company is renting residential office space from an entity controlled by the Majority Owner. The monthly lease payment is comparable to rents paid by non-related parties for similar office space in the area.

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

Also in February 2013, the Company contracted with a PR advertising company to receive investor relations and development services, video production and distribution, public relations as well as various social media outreach and promotion services. This service contract requires the issuance of 60,000 restricted common shares and minimum quarterly fees totaling $40,000 to be paid over a six month service period. As of the period ended March 31, 2013, these shares were not yet issued. However, because the services were commenced with the signing of the contract, $15,000 was expensed for the period ended March 31, 2013. The value of the services was based on the share value on the closing common share issuance date of April 2, 2013 which was $1.20 per share.

Royalty Agreement

Under a memorandum of understanding dated January 3, 2013, the Company is obligated to pay an existing investor, a royalty equal to $.50 per metric tonne (approximately 2,200 lbs.) for any sales of ore until the investor has recouped his investment of $750,000. No royalty expense has been incurred or recorded related to this agreement for the period ended March 31, 2013.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY TRANSACTION

Under a memorandum of understanding dated January 3, 2013, the Company is obligated to issue 5,360,000 shares of common stock for cash consideration of $750,000 to an accredited investor. At March 31, 2013, proceeds of $450,000 have been received and recorded as Common Stock Subscribed.

NOTE 10 – Subsequent events

On April 2, 2013, 200,000 shares of restricted common stock were issued to a consulting company. The contract calls for various consulting and investor relations services to be performed over six months. The value of the services from the signing date in February to the end of the period ended March 31, 2013 was expensed as outlined in Note 8 above.

On April 2, 2013, 60,000 shares of restricted common stock were issued to a marketing company. The contract calls for various social media and public relations services to be performed over six months. The value of the services from the signing date in February to the end of the period ended March 31, 2013 was expensed as outlined in Note 8 above.

Michael Stanford Litigation

On August 19, 2014 the Company filed a complaint in the Fifth Judicial District Court, Beaver County, Utah (Civil Case No. 140500023) against Michael Stanford, its former sole director, CEO and its largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts whereby Mr. Stanford committed the pervasive, profound, continuous, repeated, and ongoing wrongful and fraudulent acts and omissions resulting in at least $2,591,359 in losses for the Company, $1,272,321 in fraudulent claimed business expenses, $1,319,038 representing investment monies diverted from the Company and monies deposited directly into Mr. Stanford’s personal accounts and the improper issuance to Mr. Stanford of 25,000,000 shares of the Company’s common stock in exchange for the stock of Bolcán Mining Corporation in May 2012 whose assets were highly inflated at the time the Company completed this acquisition. The complaint also alleges that Mr. Stanford misappropriated for his own personal uses $750,000 of investment capital that was to be invested in the Company, the failure to disclose his history of litigation, his general fraudulent conduct in dealing with the Company and threats of violence against the Company’s officers and other persons related to the Company.

Based on this conduct, the complaint includes a claim for an accounting, conversion, fraudulent misrepresentation and fraudulent nondisclosure, interference with present and prospective economic relations, declaratory judgment, and injunctive relief. The complaint seeks, among other things, monetary damages of $5,873,675, injunctive relief and punitive damages, cancellation of 25,000,000 shares of the Company’s common stock and the Company’s costs, expenses and attorney’s fees associated with the this lawsuit.

On May 27, 2014, Mr. Stanford resigned as an officer and director of the Company. Our current management had no knowledge of Mr. Stanford’s improper conduct as alleged in the complaint which relate to his actions prior to his resignation.

The Company believes that its claims in the above case are substantial for the reasons discussed above. Litigation is, however, inherently unpredictable. The outcome of this lawsuit is subject to significant uncertainties and, therefore, determining the likelihood of a recovery and/or the measurement of any recovery is complex. Consequently, we are unable to estimate the range of reasonably possible recovery. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

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

Michael Stanford Litigation

On August 19, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company may realize from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct. See Part II, Item 1. Legal Proceedings – Michael Stanford Litigation.

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
Commission independent engineering reports to validate reserves in compliance with SEC- Industry Guide 7:
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

Operating Expenses. Operating expenses for the three months ended March 31, 2013 totaled $327,816, as compared to operating expenses totaling $39,905 for the three months ended March 31, 2012. The increase is primarily due to increased costs for legal and professional fees related to the merger, executive compensation and increased exploration costs at our Star Mountain project.

Operating Loss. Our operating loss during the three months ended March 31, 2013 totaled $327,816, as compared to an operating loss of $39,905 for the three months ended March 31, 2012. The increase is primarily due to increased costs for legal and professional fees related to the merger, executive compensation and increased exploration costs at our Star Mountain project.

Interest Expense. Interest expense, including –interest expense - related parties, for the three months ended March 31, 2013 totaled $7,351 as compared to interest expense of $2,974 for the three months ended March 31, 2012. The increase was primarily related to costs of borrowing from related parties.

Net Loss. Our restated net loss for the three months ended March 31, 2013 was $335,167 as compared to a net loss of $42,879 for the three months ended March 31, 2012. The increase in net loss was a result of the increase in operating expenses and interest expense discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had $96 and $0 of cash as of March 31, 2013 and December 31, 2012, respectively.

Net cash used in operating activities was $270,960 for the three months ended March 31, 2013, compared to $37,150 for the same period in 2012. The increase resulted from increased loss and elimination of accrued compensation.

Net cash used in investing activities was $128,951 for the three months ended March 31, 2013, compared to $0 for the same period in 2012. The increase resulted in advances to related party shareholders.

Net cash provided by financing activities during the three months ended March 31, 2013, was $400,007 compared to $30,186 for the three months ended March 31, 2012. The increase was primarily related to proceeds for common stock subscribed partially offset by advances from related party shareholders.

We had assets at March 31, 2013 of $193,089 and total stockholder’s deficit of $603,568.

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

Related Party Transactions

At the periods ended March 31, 2013 and December 31, 2012, we had outstanding net advances and loans from related parties of $0 and $49,993, respectively. The advances from related parties was eliminated as of March 31, 2013 by advances to the majority shareholder during the same period. At March 31, 2013, advances to majority shareholder totaled $128,951.

At March 31, 2013 and December 31, 2012, we had outstanding convertible debt from a related party of $185,000.

On August 19, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company may realize from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct. See Part II, Item 1. Legal Proceedings – Michael Stanford Litigation.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2013. This evaluation was carried out under the supervision and with the participation of our president and chief operating officer, Joseph Marchal, and interim chief financial officer, Donna S. Moore, (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2013, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our certifying officers further concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and are also ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

Subsequent to the filing of our initial Form 10-Q for the period ended March 31, 2013, we discovered that as of March 31, 2013, the following material weaknesses existed:

●	The Company did not maintain effective controls over the accounting for cash receipts and disbursements. Specifically the lack of these controls permitted our former Chief Executive Officer to use cash for certain related party transaction. The Company discovered that some of these transactions took place without sufficient externally prepared documentation or approvals. Also, certain aspects of the financial reporting process were materially deficient because it lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. This material weakness resulted in the Company failing to record the receipt of funds for sales of the Company’s common stock and the accounting for the use of the proceeds from those sales, the incorrect classification of personal expenses of our former Chief Executive Officer and majority shareholder’s personal expenses as expenses of our company resulting in the restatement of its financial statements for the period ended March 31, 2013.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our President and Chief Operating Officer and our Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Michael Stanford Litigation

On August 19, 2014 the Company filed a complaint in the Fifth Judicial District Court, Beaver County, Utah (Civil Case No. 140500023) against Michael Stanford, its former sole director, CEO and its largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts whereby Mr. Stanford committed the pervasive, profound, continuous, repeated, and ongoing wrongful and fraudulent acts and omissions resulting in at least $2,591,359 in losses for the Company, $1,272,321 in fraudulent claimed business expenses, $1,319,038 representing investment monies diverted from the Company and monies deposited directly into Mr. Stanford’s personal accounts and the improper issuance to Mr. Stanford of 25,000,000 shares of the Company’s common stock in exchange for the stock of Bolcán Mining Corporation in May 2012 whose assets were highly inflated at the time the Company completed this acquisition. The complaint also alleges that Mr. Stanford misappropriated for his own personal uses $750,000 of investment capital that was to be invested in the Company, the failure to disclose his history of litigation, his general fraudulent conduct in dealing with the Company and threats of violence against the Company’s officers and other persons related to the Company.

Based on this conduct, the complaint includes a claim for an accounting, conversion, fraudulent misrepresentation and fraudulent nondisclosure, interference with present and prospective economic relations, declaratory judgment, and injunctive relief. The complaint seeks, among other things, monetary damages of $5,873,675, injunctive relief and punitive damages, cancellation of 25,000,000 shares of the Company’s common stock and the Company’s costs, expenses and attorney’s fees associated with the this lawsuit.

On May 27, 2014, Mr. Stanford resigned as an officer and director of the Company. Our current management had no knowledge of Mr. Stanford’s improper conduct as alleged in the complaint which relate to his actions prior to his resignation.

The Company believes that its claims in the above case are substantial for the reasons discussed above. Litigation is, however, inherently unpredictable. The outcome of this lawsuit is subject to significant uncertainties and, therefore, determining the likelihood of a recovery and/or the measurement of any recovery is complex. Consequently, we are unable to estimate the range of reasonably possible recovery. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption.

Michael Christiansen Claim

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

As reported in our Form 8-K/A filed with the SEC on November 30, 2012, on October 29, 2012, we closed on a merger with Bolcán Mining Corporation (“Bolcán”) in which, in part, we issued shares of our common stock to the Bolcán shareholders. Mr. Christianson claims that he was a Bolcán shareholder and therefore was entitled to shares of our stock in the merger/exchange. However, the Company disputes Mr. Christiansen’s claims of share ownership in Bolcan, and by extension, his ownership of the Company’s common stock in connection with the Merger. The Company has entered into negotiations with Mr. Christiansen to resolve the disputes regarding his claims of stock ownership.. We have conveyed to Mr. Christianson our position that we reject his stock ownership claim as described in the Schedule 13D.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 3, 2013, the Company agreed to issue 5,360,000 shares of its common stock for cash consideration of $750,000. The investor is an accredited or otherwise sophisticated investor who had access to business and financial information on the Company. The issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(a)(2) of that act.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Section 302 Certificate of President and Chief Operating Officer.*

31.2	Section 302 Certificate of Interim Chief Financial Officer.*

32.1	Section 906 Certificate of President and Chief Operating Officer*

32.2	Section 906 Certificate of Interim Chief Financial Officer.*

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Stanford Resources Corporation

Date: September 22, 2014	By:	/s/ Joseph Marchal
Joseph Marchal
President and Chief Operating Officer
(Principal Executive Officer)

Date: September 22, 2014	By:	/s/ Donna S Moore
Donna S. Moore
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

