Form 10-Q/A
period 2013-06-30
JAMESON STANFORD RESOURCES Corp
filed 2014-09-22
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

 (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54405

JAMESON STANFORD RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-0963619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

605 W. Knox Rd., Suite 202, Tempe, AZ	85284
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on August 15, 2013, was 36,920,000 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Jameson Sanford Resources Corporation for the period ended June 30, 2013 (the “Form 10-Q/A”) is amending the Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 19, 2013 (the “Original Report”). We are filing this Form 10-Q/A to reflect the restatement of our Unaudited Condensed Consolidated Financial Statements as of June 30, 2013 (the “Financial Statements”). As disclosed in our Current Report on Form 8-K as filed on April 28, 2014 and as amended on Form 8-K/A as filed with the SEC on May 23, 2014, we have determined that the Financial Statements contained an error related to the failure to record the receipt of funds for sales of the Company’s common stock and the accounting for the use of the proceeds from these sales in the period covered by the Original Report. The Financial Statements also contained errors relating to the incorrect classification of our former Director, Chief Executive Officer and majority shareholder’s personal expenses as expenses of our company.

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

Item 4. Controls and Procedures.

Part II – Other Information

Item 1. Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s current President who is the Company’s principal executive officer and by the Company’s current interim Chief Financial Officer .. This Form 10-Q/A does not reflect events occurring after the filing of the Original Report, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings with the SEC.

2

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	Restated
	June 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Prepaid Expenses	$60,400	$-

Total current assets	60,400	-

Property & equipment, net	39,513	40,367
Advances to related party shareholders	69,130	-
Mineral Rights	25,869	25,869
Deposits	-	-

TOTAL ASSETS	$194,912	$66,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$452,959	330,298
Accrued compensation	60,000	180,000
Cash overdraft	18	-
Convertible debt, related party	135,000	185,000
Loans payable	48,108	45,342
Advances from related party shareholders, including accrued interest	-	49,993

Total current liabilities	696,085	790,633

Total Liabilities	696,085	790,633

STOCKHOLDERS’ DEFICIT
Common stock, authorized 350,000,000 shares, $.001 par value, 31,560,000 and 31,300,000 issued and outstanding, respectively	$31,560	$31,300
Common stock subscribed	550,000	-
Add’l paid in capital (deficit in par value)	379,532	(53,168)
Accumulated deficit during exploration stage	(1,462,265)	(702,529)

Total Stockholder’s Deficit	(501,173)	(724,397)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$194,912	$66,236

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Restated Period
	Three Months Ended		Six Months Ended		from Inception
	Restated June 30, 2013	June 30, 2012	Restated June 30, 2013	June 30, 2012	(Oct 12, 2010) to June 30, 2013

Revenue	$-	$-	$-	$-	$89,994

Cost of Revenue	-	-	-	-	66,227

Gross Profit	-	-	-	-	23,767

Operating Expenses
Executive Compensation	45,000	50,000	90,000	50,000	270,000
Exploration and development costs	17,718	10,352	132,995	12,380	287,976
Exploration and development costs - related party	-	39,650	-	70,272	109,922
General and administrative	295,353	52,482	452,109	59,737	683,776
General and administrative - related party	-	-	10,783	-	38,283

Total Operating Expenses	358,071	152,484	685,887	192,389	1,389,957

Net Loss from Operations	(358,071)	(152,484)	(685,887)	(192,389)	(1,366,190)

Other Expenses
Extinguishment of debt	(60,000)	-	(60,000)	-	(60,000)
Interest expense, related parties	(4,964)	(4,673)	(10,959)	(7,647)	(33,185)
Interest expense	(1,534)	-	(2,890)	-	(2,890)

Net Loss before Income Taxes	(424,569)	(157,157)	(759,736)	(200,036)	(1,462,265)

Income tax provision	-	-	-	-	-

Net Loss	$(424,569)	$(157,157)	$(759,736)	$(200,036)	$(1,462,265)

Basic and diluted (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding	31,554,286	25,000,000	31,427,845	25,000,000

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

			Restated Period
	For Six Months Ended		from Inception
	Restated		(October 12, 2010) to
	June 30, 2013	June 30, 2012	June 30, 2013
Cash flows from operating activities
Net loss	$(759,736)	$(200,036)	$(1,462,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,784	3,140	12,786
Imputed interest	10,960	7,647	28,574
Shares Issued for Services	312,000	-	312,000
Shares Issued for Debt Extinguishment	60,000	-	60,000
Changes in operating assets and liabilities
Prepaid expense	(60,400)	-	(60,400)
Deposits	-		0
Accounts payable and accrued expenses	122,536	51,869	413,252
Accrued interest	2,890	-	7,502
Accrued compensation	(120,000)	50,000	60,000

Net cash used in operating activities	(426,966)	(87,380)	(628,551)

Cash flows from investing activities
Acquisition of mineral rights	-	(25,869)	(25,869)
Advances to related party shareholders	(69,130)		(69,130)
Purchase of property and equipment	(3,929)	-	(52,298)

Net cash used in investing activities	(73,059)	(25,869)	(147,297)

Cash flows from financing activities
Cash Deficit	18	-	18
Proceeds from issuance of convertible debt, related party	-	70,000	185,000
Proceeds from common stock subscribed	550,000	-	550,000
Advances from related party shareholders	(49,993)	52,185	(1,270)
Members contributions	-	-	100
Loan payable	-	-	42,000

Net cash provided by financing activities	500,025	122,185	775,848

Net increase (decrease) in cash	-	8,936	-

Cash, beginning of period	-	6,991	-

Cash, end of period	-	$15,927	-

Supplemental Information:
Cash paid for:
Taxes	$-	$-	$-
Interest Expense	$-	$-	$-
Liabilities assumed in merger	$-	$-	$39,582
Settlement of debt with contributed capital	$110,000	$-	$110,000

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

NOTE 3 – GOING CONCERN

The Company is an exploration stage enterprise as defined under generally accepted accounting principles in the United States (“GAAP”). The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a restated deficit accumulated during exploration stage of $1,462,265 as of the period ended June 30, 2013. Further losses are anticipated in the development of its business.

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

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Financial Statements

The financial statements for the period ended June 30, 2013 filed with the SEC on August 19, 2013 contained errors and omissions related to the failure to record the receipt of funds for sales of the Company’s common stock and the accounting for the use of the proceeds from those sales. The financial statements also contained errors relating to the incorrect classification of Michael Stanford, our former sole Director, Chief Executive Officer and majority shareholder’s personal expenses as expenses of our company. Accordingly, the condensed consolidated balance sheets, condensed consolidated statements of operations, and condensed consolidated statement of cash flows for the period ended June 30, 2013 and from inception (October 10, 2010) to the period ended June 30, 2013, have been restated to correct these errors and omission.

The proper recording of the receipt of proceeds from the sale of the Company’s common stock resulted in an increase of commons stock subscribed of $550,000, reduction in accrued compensation of $210,000, reduction in advances from related party shareholders of $362,344, reduction in interest expense due to related party shareholders of $11,060 (reduction in net loss of the same amount) and reduction of advances to related party shareholders of $11,284. The incorrect classification of personal expenses as company expenses and deposits resulted in reduction of deposits of $12,875, reduction in net loss of $67,539 and increase in advances to related party shareholders of $80,414.

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

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As Previously
	Reported		As Restated
Line Items Affected	June 30, 2013	Adjustments	June 30, 2013
Condensed Consolidated Balance Sheets
Assets
Advances to related party shareholders	$-	$69,130	$69,130
Deposits	$12,875	$(12,875)	$-
Total Assets	$138,657	$56,255	$194,912

Liabilities
Accrued compensation	$270,000	$(210,000)	$60,000
Advances from related party shareholders	$362,344	$(362,344)	$-
Total Current Liabilities	$1,268,429	$(572,344)	$696,085
Total Liabilities	$1,268,429	$(572,344)	$696,085

Stockholders’ Deficit
Common stock subscribed	$-	$550,000	$550,000
Accumulated deficit during exploration stage	$(1,540,864)	$78,599	$(1,462,265)
Total Stockholders’ Deficit	$(1,129,772)	$628,599	$(501,173)

	As Previously
	Reported		As Restated
	Three Months Ended		Three Months Ended
	June 30, 2013	Adjustments	June 30, 2013
Condensed Consolidated Statements of Operations
Executive compensation	$47,450	$(2,450)	$45,000
Exploration and development costs	$16,224	$1,494	$17,718
General and administrative	$332,712	$(37,359)	$295,353
Total Operating Expenses	$396,386	$(38,315)	$358,071
Net Loss from Operations	$(396,386)	$38,315	$(358,071)
Interest expense, related parties	$(12,738)	$7,774	$(4,964)
Net Loss Before Income Taxes	$(470,658)	$46,089	$(424,569)
Net Loss	$(470,658)	$46,089	$(424,569)

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As Previously			As Restated
	Reported		As Restated	From Inception
	Six Months Ended		Six Months Ended	(October 10, 2010) to
	June 30, 2013	Adjustments	June 30, 2013	June 30, 2013
Condensed Consolidated Statements of Operations
Executive compensation	$94,243	$(4,243)	$90,000	$270,000
Exploration and development costs	$129,623	$3,372	$132,995	$287,976
General and administrative	$518,777	$(66,668)	$452,109	$683,776
Total Operating Expenses	$753,426	$(67,539)	$685,887	$1,389,957
Net Loss from Operations	$(753,426)	$67,539	$(685,887)	$(1,366,190)
Interest expense, related parties	$(22,019)	$11,060	$(10,959)	$(33,185)
Net Loss Before Income Taxes	$(838,335)	$78,599	$(759,736)	$(1,462,265)
Net Loss	$(838,335)	$78,599	$(759,736)	$(1,462,265)

Condensed Consolidated Cash Flows
Net Loss	$(838,335)	$78,599	$(759,736)	$(1,462,265)
Deposits	$(12,875)	$12,875	$-	$-
Accounts payable and accrued	$122,661	$(125)	$122,536	$413,252
Accrued Compensation	$90,000	$(210,000)	$(120,000)	$60,000
Net cash used in operations	$(297,380)	$(129,586)	$(426,966)	$(628,551)
Advances to related party shareholders	$-	$(69,130)	$(69,130)	$(69,130)
Net cash used in investing activities	$(3,929)	$(69,130)	$(73,059)	$(147,297)
Advances from related party shareholders	$301,291	$(351,284)	$(49,993)	$(1,270)
Common stock subscribed	$-	$550,000	$550,000	$550,000
Net cash provided by financing activities	$301,309	$198,716	$500,025	$775,848

Basis of Accounting and Presentation

The accompanying condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 4 to the Notes to Condensed Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the restated three months and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

NOTE 5 – TRANSACTIONS WITH MAJORITY OWNER AND OFFICER

Michael Stanford, the Company’s former Chief Executive Officer and its majority shareholder (the “Majority Owner”) has made periodic advances to the Company to fund operations, which are unsecured and payable on demand after June 30, 2013. Interest is charged at the rate of 12%. The balance in Advances From Related Party Shareholder at December 31, 2012 of $49,993 was eliminated in the restated first quarter of 2013 by advances made to the majority shareholder. At the end of the restated period ended June 30, 2013, the advances to the majority shareholder totaled $69,130.

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

The balance of the convertible note totaled $135,000 as of the period ended June 30, 2013. The imputed interest incurred for the period was $10,960 and cumulative interest totaled $28,574 at June 30, 2013.

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

Royalty Agreement

Under a memorandum of understanding dated January 3, 2013, the Company is obligated to pay an existing investor, a royalty equal to $.50 per metric tonne (approximately 2,200 lbs.) for any sales of ore until the investor has recouped his investment of $750,000. No royalty expense has been incurred or recorded related to this agreement for the period ended June 30, 2013.

NOTE 9 – equity transactions

Under a memorandum of understanding dated January 3, 2013, the Company is obligated to issue 5,360,000 shares of common stock for cash consideration of $750,000. At restated June 30, 2013, proceeds of $550,000 have been received and recorded as Common Stock Subscribed.

On April 2, 2013, 200,000 shares of our unregistered common stock were issued to a consulting company. The contract calls for various consulting and investor relations services to be performed over six months ended June 30, 2013. See Footnote 8 above.

On April 2, 2013, 60,000 shares of our unregistered common stock were issued to a marketing company. The contract calls for various social media and public relations services to be performed over six months ended June 30, 2013. See Footnote 8 above.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

The Company entered into an agreement with Michael Christiansen on August 13, 2013 to pay him $123,271.82 (the “Amount Due”) relating to a promissory note, compensation and expenses. These liabilities have been recorded in the accompanying financial statements. The Amount Due will be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which the company receive at least three million dollars ($3,000,000) of equity funding or (b) December 31, 2014. The Company have the right to prepay this amount without any prepayment penalty. In no event, however, shall the balance due be paid later than December 31, 2014. In the event of a change of control of our company, the company is obligated to pay in full the portion of the Amount Due that remains unpaid. Subject to completion of the payments due under the Agreement, the parties agreed to release all claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due.

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

Operating Expenses. Operating expenses were $358,071 and $152,484 for the three months ended June 30, 2013 and June 30, 2012, respectively. The operating expenses were $685,887 and $192,389 for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase is due to increased expenses related to public and investor relations, costs for legal and professional fees related to public filings and compliance and increased exploration costs at our Star Mountain project.

Operating Loss. The operating loss was $358,071 and $152,484 for the three months ended June 30, 2013 and June 30, 2012, respectively. The operating loss was $685,887 and $192,389 for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase is due to increased expenses related to public and investor relations, costs for legal and professional fees related to public filings and compliance and increased exploration costs at our Star Mountain project.

Interest Expense. Interest expense, including interest expense - related parties, was $6,498 and $4,673 for the three months ended June 30, 2013 and June 30, 2012, respectively. Interest expense, including interest expense related parties was $13,849 and $7,647 for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase was primarily related to increases in borrowing from related parties and the costs of that borrowing.

Net Loss. Our net loss was $424,569 and $157,157 for the three months ended June 30, 2013 and June 30, 2012, respectively. Our net loss was $759,736 and $200,036 for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase in net loss was a result of the increase in operating loss and interest expense discussed above.

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

Net cash used in operating activities was $426,966 and $87,380 for the six months ended June 30, 2013 and June 30, 2012, respectively. This increase was primarily a result of an increase in general and administrative expenses, increase in prepaid expense and reduction in accrued compensation.

Net cash used in investing activities was $73,059 and $25,869 for the six months ended June 30, 2013 and June 20, 2012, respectively. The increase was primarily a result of an increase in advances to related party shareholder.

Net cash provided by financing activities was $500,025 and $122,185 for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase was primarily related to proceeds for common stock subscribed partially offset by advances from related party shareholders.

We had total assets at June 30, 2013 of $194,912 and total stockholders’ deficit of $1,462,265.

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

Related Party Transactions

At the periods ended June 30, 2013 and December 31, 2012, we had outstanding net advances and loans from related parties of $0 and $49,993, respectively. The advances from related parties was eliminated as of June 30, 2013 by advances to the majority shareholder during the same period. At June 30, 2013, advances to majority shareholder totaled $69,130.

At June 30, 2013 and December 31, 2012, we had outstanding convertible debt from a related party of $135,000 and $185,000, respectively.

On August 19, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company may realize from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct. See Part II, Item 1. Legal Proceedings – Michael Stanford Litigation

Off-Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2013. This evaluation was carried out under the supervision and with the participation of our president and chief operating officer, Joseph Marchal, and interim chief financial officer, Donna S. Moore, (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2013, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Subsequent to the filing of our initial Form 10-Q for the period ended June 30, 2013, we discovered that as of June 30, 2013, the following material weaknesses existed:

●	The Company did not maintain effective controls over the accounting for cash receipts and disbursements. Specifically the lack of these controls permitted our former Chief Executive Officer to use cash for certain related party transaction. The Company discovered that some of these transactions took place without sufficient externally prepared documentation or approvals. Also, certain aspects of the financial reporting process were materially deficient because it lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. This material weakness resulted in the Company failing to record the receipt of funds for sales of the Company’s common stock and the accounting for the use of the proceeds from those sales, the incorrect classification of personal expenses of our former Chief Executive Officer and majority shareholder’s personal expenses as expenses of our company resulting in the restatement of its financial statements for the period ended June 30, 2013.

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

On April 2, 2013, the Company issued 200,000 shares of our common stock to a consulting company as compensation for consulting and investor relations services valued at $1.20 per share.

On April 2, 2013, the Company issued 60,000 shares of our common stock to a marketing company for investor relations and development services, video production and distribution, public relations as well as various social media outreach and promotion services valued at $1.20 per share.

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

