Form 10-Q/A
period 2013-09-30
JAMESON STANFORD RESOURCES Corp
filed 2014-09-22
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54405

JAMESON STANFORD RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-0963619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 W. Knox Rd., Suite 202, Tempe, AZ 85284	85284
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on November 15, 2013, was 37,150,426 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Jameson Stanford Resources Corporation for the period ended September 30, 2013 (the “Form 10-Q/A”) is amending the Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on November 19, 2013 (the “Original Report”). We are filing this Form 10-Q/A to reflect the restatement of our Unaudited Condensed Consolidated Financial Statements as of September 30, 2013 (the “Financial Statements”). As disclosed in our Current Report on Form 8-K as filed on April 28, 2014 and as amended on Form 8-K/A as filed with the SEC on May 23, 2014, we have determined that the Financial Statements contained an error related to the failure to record the receipt of funds for sales of the Company’s common stock and the accounting for the use of the proceeds from these sales in the period covered by the Original Report. The Financial Statements also contained errors relating to the incorrect classification of our former sole Director, Chief Executive Officer and majority shareholder’s personal expenses as expenses of our Company and issuance of common stock for professional fees. The Financial Statements, in addition, did not properly reflect the convertible debt provisions due to a retroactive provision of an amendment signed on December 30, 2013.

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

Item 4. Controls and Procedures.

Part II – Other Information

Item 1. Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s current President who is the Company’s principal executive officer and by the Company’s current interim Chief Financial Officer. This Form 10-Q/A does not reflect events occurring after the filing of the Original Report, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings with the SEC.

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

4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	Restated September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$90,642	$-
Prepaid Expenses	17,815	-
Deposits	77,800	-

Total current assets	186,257

Property & equipment, net	39,549	40,367
Advances to related party shareholder	263,074	-
Surety Bond	24,325	-
Mineral Rights	25,869	25,869

TOTAL ASSETS	$539,074	$66,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,850	330,298
Accrued compensation	12,000	180,000
Convertible debt, related party	135,000	185,000
Stipulated agreement liability, related party	112,772	-
Loans payable	-	45,342
Advances from related party shareholders, including accrued interest	-	49,993

Total current liabilities	656,622	790,633

Convertible debt	74,685	-

Total Liabilities	731,307	790,633

STOCKHOLDERS’ DEFICIT
Common stock, authorized 350,000,000 shares, $.001 par value, 37,150,426 and 31,300,000 issued and outstanding, respectively	$37,150	$31,300
Add’l paid in capital (deficit in par value)	1,853,284	(53,168)
Accumulated deficit during exploration stage	(2,082,667)	(702,529)

Total Stockholders’ Deficit	(192,233)	(724,397)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$539,074	$66,236

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended		Restated Period from Inception
	Restated September 30, 2013	September 30, 2012	Restated September 30, 2013	September 30, 2012	(Oct 12, 2010) to September 30, 2013
Revenue	$-	$-	$-	$-	$89,994

Cost of Revenue	-	-	-	-	66,227

Gross Profit	-	-	-	-	23,767

Operating Expenses
Executive Compensation	57,000	75,000	147,000	125,000	327,000
Exploration and development costs	214,282	19,484	347,277	31,864	502,258
Exploration and development costs - related party	-	-	-	70,272	109,922
General and administrative	309,997	105,165	762,106	164,902	993,773
General and administrative - related party	-	-	10,783	-	38,283

Total Operating Expenses	581,279	199,649	1,267,166	392,038	1,971,236

Net Loss from Operations	(581,279)	(199,649)	(1,267,166)	(392,038)	(1,947,469)

Other Expenses
Extinguishment of debt	-	-	(60,000)	-	(60,000)
Interest expense, related parties	(4,998)	(6,794)	(15,957)	(14,441)	(38,183)
Interest expense	(34,125)	-	(37,015)	-	(37,015)

Net Loss before Income Taxes	(620,402)	(206,443)	(1,380,138)	(406,479)	(2,082,667)

Income tax provision	-	-	-	-	-

Net Loss	$(620,402)	$(206,443)	$(1,380,138)	$(406,479)	$(2,082,667)

Basic and diluted (loss) per share	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Basic and diluted weighted average shares outstanding	34,323,307	25,000,000	32,315,986	25,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

			Restated Period
	For Nine Months Ended		from Inception
	Restated		(October 12, 2010) to
	September 30, 2013	September 30, 2012	September 30, 2013
Cash flows from operating activities
Net loss	$(1,380,138)	$(406,479)	$(2,082,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,346	5,077	15,348
Imputed interest	15,957	14,441	33,571
Shares Issued for Services	586,207	-	586,207
Shares Issued for Debt Extinguishment	60,000	-	60,000
Amortization of debt discount	24,823	-	24,823
Changes in operating assets and liabilities
Prepaid Expenses	(17,815)	-	(17,815)
Deposits	(77,800)	-	(77,800)
Surety Bond	(24,325)		(24,325)
Accounts payable and accrued expenses	58,052	139,278	348,768
Accrued interest	5,158	-	9,770
Accrued compensation	(168,000)	125,000	12,000
Stipulated agreement liability, related party	112,772	-	112,772

Net cash used in operating activities	(797,763)	(122,683)	(999,348)

Cash flows from investing activities
Acquisition of mineral rights	-	(25,869)	(25,869)
Advances to related party shareholders	(263,074)	-	(263,074)
Purchase of property and equipment	(6,528)	-	(54,897)

Net cash used in investing activities	(269,602)	(25,869)	(343,840)

Cash flows from financing activities
Proceeds from issuance of convertible debt, related party	-	100,000	185,000
Proceeds from issuance of convertible debt	500,000	-	500,000
Proceeds from issuance of common stock	750,000	-	750,000
Advances from related party shareholders	(49,993)	41,561	(1,270)
Members contributions	-	-	100
Loan payable	(42,000)	-	-

Net cash provided by financing activities	1,158,007	141,561	1,433,830

Net increase (decrease) in cash	90,642	(6,991)	90,642

Cash, beginning of period	-	6,991	-

Cash, end of period	$90,642	$-	$90,642

Supplemental Information:
Cash paid for:
Taxes	$-	$-	$-
Interest Expense	$-	$-	$-
Liabilities assumed in merger	$-	$-	$39,582
Settlement of debt with contributed capital	$110,000	$-	$110,000
Warrants issued with convertible debt	$450,138	$-	$450,138

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

NOTE 2 – MERGER

Effective May 7, 2012, the Company entered into an Agreement and Plan of Merger with Jameson Stanford Resources Corporation, (“Jameson Stanford”), and JSR Sub Co, (“JSR”), both unrelated parties. On July 24, 2012, the above parties entered into an Extension Agreement in order to extend the effective time of the merger to August 3, 2012. On October 24, 2012, the parties entered into a second Extension Agreement extending the closing date for the Merger to October 29, 2012. On October 29, 2012, the Merger was closed. Effective as of the closing of the Merger, the CEO and Director of Jameson Stanford resigned from all positions with the Company and he returned, for cancellation, 52,500,000 shares of the Jameson Stanford’s common stock held in his name. Also at closing, the shareholder of Bolcán Mining was issued 25,000,000 shares of Jameson Stanford’s common stock. As of the end of September 30, 2013 there were 37,150,426 shares of Jameson Stanford common stock outstanding as restated, of which approximately 80% is held by the former shareholders of Bolcán. The merger has been treated as a reverse acquisition and recapitalization of a public company. Accordingly, the historic financial statements of the Company are the historical statements of Bolcán Mining Corporation, which was incorporated on April 11, 2012 in the State of Nevada.

NOTE 3 – GOING CONCERN

The Company is an exploration stage enterprise as defined under generally accepted accounting principles in the United States (“GAAP”). The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a restated deficit accumulated during exploration stage of $2,082,667 as of the period ended September 30, 2013. Further losses are anticipated in the development of its business.

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

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Financial Statements

The financial statements for the period ended September 30, 2013 filed with the SEC on November 19, 2013 contained errors and omissions related to the failure to record the receipt of funds for sales of the Company’s common stock and the accounting for the use of the proceeds from those sales. The financial statements also contained errors relating to the treatment of the retroactive application of the December 2013 amended agreement. The financial statements also contained errors relating to the incorrect classification of Michael Stanford, our former sole Director, Chief Executive Officer and majority shareholder’s personal expenses as expenses of our company and issuance of common stock for professional fees. Accordingly, the condensed consolidated balance sheets, condensed consolidated statements of operations, and condensed consolidated statement of cash flows for the period ended September 30, 2013 and from inception (October 10, 2010) to the period ended September 30, 2013, have been restated to correct these errors and omission.

The proper recording of the receipt of proceeds from the sale of the Company’s common stock resulted in an increase of issued common of $750,000, reduction in accrued compensation of $255,000, reduction in advances from related party shareholders of $483,398, reduction in interest expense due to related party shareholders and interest expense of $23,200 (reduction in net loss of the same amount) and increase of advances to related party shareholders of $34,802. The proper recording of the convertible note resulted in a reduction of derivative expense of $416,117 (reduction in net loss of the same amount), reduction in interest expense of $2,954 (reduction in net loss of the same amount), reduction in derivative liability of $916,117, increase in convertible debt of $46,908 and increase in additional paid in capital of $450,138. The proper recording of the issuance of common stock for professional fees resulted in an increase of common stock of $274,207, increase in net loss of $137,028, increase in surety bond of $24,325, reduction in mineral rights of $16,380, increase in advances to related party shareholders of $129,234, The incorrect classification of personal expenses as company expenses and deposits resulted in reduction of deposits of $12,876, reduction in net loss of $101,178, increase in prepaid expense of $15,015 and increase in advances to related party shareholders of $99,038.

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

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As Previously
	Reported		As Restated
Line Items Affected	September 30, 2013	Adjustments	September 30, 2013
Condensed Consolidated Balance Sheets
Assets
Prepaid expenses	$2,800	$15,015	$17,815
Deposits	$90,676	$(12,876)	$77,800
Total Current Assets	$184,118	$2,139	$186,257
Advances to related party shareholders	$-	$263,074	$263,074
Mineral rights	$42,249	$(16,380)	$25,869
Surety Bond	$-	$24,325	$24,325
Total Assets	$265,916	$273,158	$539,074

Liabilities
Accrued compensation	$267,000	$(255,000)	$12,000
Advances from related party shareholders	$483,398	$(483,398)	$-
Derivative liability	$916,117	$(916,117)	$-
Total Current Liabilities	$2,311,137	$(1,654,515)	$656,622
Convertible debt	$27,777	$46,908	$74,685
Total Liabilities	$2,338,914	$(1,607,607)	$731,307

Stockholders’ Deficit
Common stock	$31,560	$5,590	$37,150
Add’l paid in capital	$384,530	$1,468,754	$1,853,284
Accumulated deficit during exploration stage	$(2,489,088)	$406,421	$(2,082,667)
Total Stockholders’ Deficit	$(2,072,998)	$1,880,765	$(192,233)

	As Previously
	Reported		As Restated
	Three Months Ended		Three Months Ended
	September 30, 2013	Adjustments	September 30, 2013
Condensed Consolidated Statements of Operations
Executive compensation	$59,771	$(2,771)	$57,000
Exploration and development costs	$242,084	$(27,802)	$214,282
General and administrative	$176,033	$133,964	$309,997
Total Operating Expenses	$477,888	$103,391	$581,279
Interest expense, related parties	$(17,138)	$12,140	$(4,998)
Interest expense	$(37,079)	$2,954	$(34,125)
Derivative expense	$(416,117)	$416,117	$-
Net Loss Before Income Taxes	$(948,222)	$327,820	$(620,402)
Net Loss	$(948,222)	$327,820	$(620,402)

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As Previously			As Restated
	Reported		As Restated	From Inception
	Nine Months Ended		Nine Months Ended	(October 10, 2010) to
	September 30, 2013	Adjustments	September 30, 2013	September 30, 2013
Condensed Consolidated Statements of Operations
Executive compensation	$154,014	$(7,014)	$147,000	$327,000
Exploration and development costs	$371,708	$(24,431)	$347,277	$502,258
General and administrative	$694,811	$67,295	$762,106	$993,773
Total Operating Expenses	$1,231,316	$35,850	$1,267,166	$1,971,236
Net Loss from Operations	$(1,231,316)	$(35,850)	$(1,267,166)	$(1,947,469)
Interest expense	$(39,969)	$2,954	$(37,015)	$(37,015)
Interest expense, related parties	$(39,157)	$23,200	$(15,957)	$(38,183)
Derivative expense	$(416,117)	$416,117	$-	$-
Net Loss Before Income Taxes	$(1,786,559)	$406,421	$(1,380,138)	$(2,082,667)
Net Loss	$(1,786,559)	$406,421	$(1,380,138)	$(2,082,667)

Condensed Consolidated Cash Flows
Net loss	$(1,786,559)	$406,421	$(1,380,138)	$(2,082,667)
Imputed interest	$15,960	$(3)	$15,957	$33,571
Shares issued for services	$312,000	$274,207	$586,207	$586,207
Amortization of debt discount	$27,777	$(2,954)	$24,823	$24,823
Derivative expense	$416,117	$(416,117)	$-	$-
Prepaid expense	$(2,800)	$(15,015)	$(17,815)	$(17,815)
Deposits	$(90,676)	$12,876	$(77,800)	$(77,800)
Surety bond	$-	$(24,325)	$(24,325)	$(24,325)
Accrued interest	$33,993	$(28,835)	$5,158	$9,770
Accrued compensation	$87,000	$(255,000)	$(168,000)	$12,000
Net cash used in operations	$(749,018)	$(48,745)	$(797,763)	$(999,348)
Acquisition of mineral rights	$(16,380)	$16,380	$-	$(25,869)
Advances to related party shareholders	$-	$(263,074)	$(263,074)	$(263,074)
Net cash used in investing activities	$(22,908)	$(246,694)	$(269,602)	$(343,840)
Advances from related party shareholders	$410,205	$(460,198)	$(49,993)	$(1,270)
Loans payable	$(47,637)	$5,637	$(42,000)	$-
Proceeds from issuance of common stock	$-	$750,000	$750,000	$750,000
Net cash provided by financing activities	$862,568	$295,439	$1,158,007	$1,433,830

Basis of Accounting and Presentation

The accompanying financial statements have been prepared in accordance with GAAP for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 4 to the Notes to Condensed Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The restated results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – TRANSACTIONS WITH MAJORITY OWNER AND OFFICER

Michael Stanford, the Company’s former Chief Executive Officer and its majority shareholder (the “Majority Owner”) has made periodic advances to the Company to fund operations, which are unsecured and payable on demand. Interest is charged at the rate of 12%. The balance in Advances From Related Party Shareholder at December 31, 2012 of $49,993 was eliminated in the restated first quarter of 2013 by advances made to the majority shareholder. At the end of the restated period ended September 30, 2013, the advances to the majority shareholder totaled $263,074.

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

NOTE 6 – MINERAL RIGHTS

At September 30, 2013, the Company had certain mining claims, mineral leases and excavation rights for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of minerals excavated from these properties. The Company has not established proven or probable reserves on any of its mineral projects and no minerals have been extracted from these properties as of September 30, 2013. As of September 30, 2013 the restated mineral rights are $25,869 and property and equipment, net are $39,549.

NOTE 7 – CONVERTIBLE NOTE-RELATED PARTY

In connection with a memorandum of understanding dated October 27, 2011, the Company received certain cash advances totaling $105,000 from a related party. The advances were unsecured, did not bear interest and were payable on demand. Additional advances were made in 2011 and 2012, bringing the total borrowed to $135,000, which was rolled into a convertible note dated June 11, 2012. The unpaid balance is convertible at the option of the related party or the Company into common stock shares of the Company at the rate of one share of common stock for every two dollars of loan reduction. These conversion rights were extended to December 31, 2013 by verbal agreement. Interest expense has been imputed at 12%. The imputed interest incurred for the period was $4,998 and cumulative interest totaled $33,571 at September 30, 2013.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

note 8 – stipulated Agreement LIABILITY, RELATED PARTY

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

NOTE 10 – CONVERTIBLE NOTE

On August 19, 2013 the Company issued a $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: September 14, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

September 30, 2013
Principal amount	$500,000
Unamortized debt discount	(425,315)
Net carrying amount	$74,685

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

For the nine months ended September 30, 2013, the Company recorded $8,500 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $24,823 as amortization of the debt discount. At September 30, 2013, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 500,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $160,138. The following weighted-average assumptions were used in the Black-Scholes calculation:

September 30, 2013
Expected term (years)	2.1
Expected volatility	125.5%

Risk-free interest rate	0.36%
Dividend yield	0%

Aggregate maturities of Convertible Notes in each of the next five years ending December 31st are as follows:

2014	$-
2015	500,000
2016	-
2017	-
2018	-
$500,000

On December 30, 2013, an amendment to the original note agreement was signed that retroactively eliminated the variability in conversion terms and the related derivative liability. Based on this amendment, the Company is retroactively accounting for the convertible note based on the terms of the amended note agreement.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONTRACTS AND LEASE COMMITMENTS

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

NOTE 12 – EQUITY TRANSACTIONS

Under a memorandum of understanding dated January 3, 2013, the Company is obligated to issue 5,360,000 shares of common stock for cash consideration of $750,000. At restated September 30, 2013, the shares have been issued.

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

On September 20, 2013, the Company issued 230,426 shares of common stock for consulting services for the value of $274,207.

NOTE 13 – SUBSEQUENT EVENTS

Convertible Note

On October 18, 2013 the Company issued a $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 31, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the convertible promissory note issued on August 19, 2013. See NOTE 10.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

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

Operating Expenses. Operating expenses were $581,279 and $199,649 for the three months ended September 30, 2013 and September 30, 2012, respectively. The operating expenses were $1,267,166 and $392,038 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase is due to increased costs for executive compensation, legal and professional fees related to public filings and compliance as well as increased exploration costs at our Star Mountain project.

Operating Loss. The operating loss was $581,279 and $199,649 for the three months ended September 30, 2013 and September 30, 2012, respectively. The operating loss was $1,267,166 and $392,038 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase is due to increased costs for executivecompensation, legal and professional fees related to public filings and compliance as well as increased exploration costs at our Star Mountain project.

Interest Expense. Interest expense, including interest expense–related parties and amortization of debt discount, was $39,123 and $6,794 for the three months ended September 30, 2013 and September 30, 2012, respectively. Interest expense, including interest expense related parties and amortization of debt discount, was $52,972 and $14,441 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Net Loss. Our net loss was $620,402 and $206,443 for the three months ended September 30, 2013 and September 30, 2012, respectively. Our net loss was $1,380,138 and $406,479 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase in net loss was a result of the increases in operating and interest expense discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had cash of $90,642 and $0 of cash as of September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, current liabilities exceeded current assets creating negative working capital balances of $470,365 and $790,633, respectively.

Net cash used in operating activities was $797,763 and $122,683 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Net cash provided by financing activities was $1,158,007 and $141,561 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The Company had total assets at September 30, 2013 of $539,074.

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

Related Party Transactions

At September 30, 2013 and December 31, 2012, we had outstanding net advances and loans from related parties of $0 and $49,993, respectively. At September 30, 2013, we have net advances to related parties of $263,074 and $0, respectively.

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

Subsequent to the filing of our initial Form 10-Q for the period ended September 30, 2013, we discovered that as of September 30, 2013, the following material weaknesses existed:

●	The Company did not maintain effective controls over the accounting for cash receipts and disbursements. Specifically the lack of these controls permitted our former Chief Executive Officer to use cash for certain related party transaction. The Company discovered that some of these transactions took place without sufficient externally prepared documentation or approvals. Also, certain aspects of the financial reporting process were materially deficient because it lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. This material weakness resulted in the Company failing to record the receipt of funds for sales of the Company’s common stock and the accounting for the use of the proceeds from those sales, the incorrect classification of personal expenses of our former Chief Executive Officer and majority shareholder’s personal expenses as expenses of our company resulting in the restatement of its financial statements for the period ended September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 12, 2013, the Company issued 5,360,000 shares of common stock for $750,000 received during the period ending September 30, 2013.

On September 20, 2013, the Company issued 230,426 shares of common stock for professional services valued at $1.19 per share.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Description

10.2	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.3	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.4	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.5	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.6	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.7	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

31.1	Section 302 Certificate of President and Chief Operating Officer.*

31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*

32.1	Section 906 Certificate of President and Chief Operating Officer.*

32.2	Section 906 Certificate of Principal Financial and Accounting Officer.*

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this restated report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Stanford Resources Corporation

Date: September 22, 2014	By:	/s/ Joseph Marchal
Joseph Marchal
President and Chief Operating Officer
(Principal Executive Officer)

Date: September 22, 2014	By:	/s/ Donna S Moore
Donna S. Moore
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

