Form 10-K/A
period 2013-12-31
JAMESON STANFORD RESOURCES Corp
filed 2014-10-10
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on April 11, 2014, was 40,903,862 shares.

At June 30, 2013, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $5,576,000 based on the closing sale price on June 28, 2013 of $.85 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Jameson Sanford Resources Corporation for the period ended December 31, 2013 (the “Form 10-K/A”) is amending the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 15, 2014 (the “Original Report”). We are filing this Form 10-K/A to reflect the restatement of our Audited Consolidated Financial Statements as of December 31, 2013 (the “Financial Statements”). As disclosed in our Current Report on Form 8-K as filed on September 24, 2014 we have determined that the Financial Statements contained an error related to the failure to record the issuance of common stock to the related majority shareholder for the period covered by the Original Report. The Financial Statements also contained errors relating to the incorrect classification of our former sole Director, Chief Executive Officer and majority shareholder’s personal expenses as expenses of our Company.

Please see Note 4 - Summary of Significant Accounting Policies - Restatement of Financial Statements contained in the Notes to our Financial Statements appearing later in this Form 10-K/A which further describes the effect of this restatement. In addition, we have amended the following sections of this report:

Part I.

Item 1A. – Risk Factors – Risks Related to Our Business.

Item 3. Legal Proceedings.

Part II.

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. - Financial Statements and Supplementary Data.

Item 9A. Controls and Procedures.

This Form 10-K/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s current president who is the Company’s principal executive officer and by the Company’s current interim Chief Financial Officer.  This Form 10-K/A does not reflect events occurring after the filing of the Original Report except as provided for in the amended sections listed above, the restated financial statements and updated disclosure in the Financial Statements Footnote No. 15 - Subsequent Events, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events.  Accordingly, this Form 10-KQ/A should be read in conjunction with our other filings with the SEC.

2

Jameson Stanford Resources Corporation

Form 10-K/A

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

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

“Mineralized material” as used in this annual report on Form 10-K/A (Amendment No. 1), although permissible under the United States Securities and Exchange Commission’s (“SEC”) Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits from the Star Mountain/Chopar Mine, (b) Spor Mountain/Dugway Minerals Claim and Ogden Bay Wildlife Management Area in Weber County, Utah will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

Michael Stanford Litigation

On August 20, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company may realize from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct.

On September 22, 2014, the Company received notice that a Default Judgment and Order Granting Default Judgment and Relief had been issued by the Fifth Judicial District Court, Beaver County, Utah in the Company’s complaint in Civil Case No. 140500023 filed against Michael Stanford, its former sole director, CEO and its former largest shareholder . See, Item 3. this Part I, Legal Proceedings – Michael Stanford Litigation for further details regarding the terms of the judgment and lawsuit.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment. Investors should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this Annual report.7

Risks Related To Our Business And Financial Condition

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

If any of our current executive employees were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. Mr. Michael Stanford is our CEO, Chairman and majority shareholder and our critical employee at this time. There is no assurance that we can find suitable individuals to replace him or to add to our employee base if that becomes necessary. We are entirely dependent on Mr. Marchal as our critical personnel at this time. We have no life insurance on Mr. Stanford.

Our President and Chief Operating Officer owns 63.4% of the issued and outstanding Common Stock and thereby acting alone he has the ability to choose management or impact operations, which will limit your ability to influence the outcome of important transactions, including a change in control.

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

We have incurred losses since inception resulting in an accumulated stockholders’ deficit of $3,681,235 as of December 31, 2013, and further losses have continued through the first quarter of 2014 and are anticipated in the development of our business. As a development stage enterprise, there exists substantial doubt regarding our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from stockholders and directors and the private placement of common stock.

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

Our management has determined that as of December 31, 2013, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting related to the omission of (i) receipt of funds for purchases of our common stock in the first, second and third quarters of 2013, (ii) an issuance of 230,426 shares of our common stock in September 2013, and (iii) the issuance of 5,360,000 shares of our common stock in August 2013, (iv) the issuance of 1,461,104 shares of our common stock on December 11, 2013 to a related party. Further, a lack of controls over the accounting for surety bond costs resulted in the reclassification of surety bond costs from an expense to mineral rights on our balance sheet as well as lack of controls over the accounting for use of company funds for personal use on the part of the majority shareholder. Subsequent to the filing of our initial Form 10-K for the period ended December 31, 2013, we discovered that as of December 31, 2013, additional material weaknesses existed related to our failure to maintain effective controls over the accounting for cash receipts and disbursements that permitted our former Chief Executive Officer to use cash for certain related party transactions. These errors required us to restate our consolidated financial statements for the three months ended March 31, 2013, the six months ended June 30, 2013, the nine months ended September 30, 2013 and the period ended December 31, 2013 to correct these errors. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A) — Controls and Procedures.” If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

ITEM 2. PROPERTIES

Administrative Offices

Our primary business office is located at 605 W, Knox Rd., Suite 202, Tempe, AZ. Our phone number is 702-933-0808. Our business office is made available by a shareholder at no cost.

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

Star Mountain Mining District Chopar Claim Map: showing claim corners and boundaries.

Mineral Lease Tract Boundaries T28S, R12W, SLB&M, Sec. 2 [All], and T29S, R12W, SLB&M, Sec. 2 [All].

16
16
16
16
27 S
32
36
32
36
32
36
32
36
32
02
02
02
Milford
02
16
16
16
16
16
28 S
32
36
32
36
32
36
32
36
32
02
02
02
02
16
16
16
16
16
29 S

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

Further Exploration. The diamond core drilling and analysis of the core and RC cuttings continued through the end of 2013. The company budgeted $1,200,000 for exploration expenses, and actually expensed $1,012,181 for exploration as of the year ended of December 31, 2013.

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

Ogden Bay Minerals Exploration Base Map

Ogden Bay
Minerals
Ogden
W 24th St
W 2550 S St
West Haven
North Park
Hooper
Roy
Riverdale
South Ogden
Washington Terrace
Emma Russel Park
W 4000 S
4000 S St
4800 S St
W 4800 S
W 5500 S
5600 S St
W 5600 S
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

ITEM 3. LEGAL PROCEEDINGS

Michael Stanford Litigation

On August 20, 2014 the Company filed a complaint in the Fifth Judicial District Court, Beaver County, Utah (Civil Case No. 140500023) against Michael Stanford, its former sole director, CEO and its largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts whereby Mr. Stanford committed the pervasive, profound, continuous, repeated, and ongoing wrongful and fraudulent acts and omissions resulting in at least $2,591,359 in losses for the Company, $1,272,321 in fraudulent claimed business expenses, $1,319,038 representing investment monies diverted from the Company and monies deposited directly into Mr. Stanford’s personal accounts and the improper issuance to Mr. Stanford of 25,000,000 shares of the Company’s common stock in exchange for the stock of Bolcán Mining Corporation in November 2012 whose assets were highly inflated at the time the Company completed this acquisition. The complaint also alleges that Mr. Stanford misappropriated for his own personal uses $750,000 of investment capital that was to be invested in the Company, the failure to disclose his history of litigation, his general fraudulent conduct in dealing with the Company and threats of violence against the Company’s officers and other persons related to the Company.

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

On September 22, 2014, the Company received notice that a Default Judgment and Order Granting Default Judgment and Relief (the “Judgment”) had been issued by the Fifth Judicial District Court, Beaver County, Utah in the Company’s complaint in Civil Case No. 140500023 filed against Michael Stanford, its former sole director, CEO and its former largest shareholder (the “Stanford Lawsuit”).

The Judgment requires, among other things, that Mr. Stanford render a full accounting to the Company, orders the return of 25,000,000 shares of Company common stock, and the transfer of a residential property located at 510 West Center, Milford, Utah 84751 to the Company, as well as transfers ownership of all the personal property located within the real property to the Company. The Judgment also enjoins Mr. Stanford from representing that he is involved in the business of the Company or its subsidiaries to any person or entity, as well as permanently enjoining Mr. Stanford from offering or pretending to offer for sale any stock or security interest in the Company or its affiliated entities. The injunction further prohibits Mr. Stanford from offering or pretending to offer for sale any actual or fabricated business opportunity related in any way to the Company or an affiliate of the Company. The Judgment permanently enjoins Mr. Stanford from wasting, concealing, withholding, transferring, transmitting, or transporting across any state boundary any asset, corporate opportunity, record, or title to which the Company is entitled and/or that has been purchased or produced in whole or in part through use of the Company or any subsidiary of the Company.

The Judgment further enjoins Mr. Stanford from, among other things, and with the a limited exception of communications made during settlement negotiations, communicating with, threatening, assaulting, bribing any past or present officer, employee, agent, investor, or representative of the Company or its subsidiaries, tampering with or destroying records and property relating to Judgment. The Judgment forbids Mr. Stanford from leaving the State of Utah, and also from leaving the United States, and orders Mr. Stanford to surrender his passport to the Court, until such time as Mr. Stanford shall render an accounting to the Company to the satisfaction of the Court.

The Judgment also orders Mr. Stanford to pay the Company’s costs, expenses, and attorney’s fees associated with the Stanford Lawsuit, as well as past, present, and future accrual and proximate damages suffered due to the loss and harm caused by Mr. Stanford’s acts and omissions in relation to the Stanford Lawsuit in the amount of $5,873,675. The court further ordered punitive damages against Mr. Stanford in the amount of treble the current known actual damages (other than the retitled securities and the Milford, Utah residential property), for a total of $17,621,025, and post-judgment interest. The Judgment is without prejudice to any future suit the Company or any other entity or investor may have for additional, non-duplicative damages and relief that may be revealed as necessary through any further audits and rendering of an accounting that may occur in connection the Mr. Stanford.

On September 17, 2014, prior to the entering of the Judgment, Mr. Stanford conveyed to the Company the real property located at 510 West Center, Milford, Utah 84751 and executed an irrevocable stock power of attorney to convey 25,000,000 shares of our common stock that he owned for cancellation by the Company. The 25,000,000 shares of common stock were cancelled on September 22, 2014. We are evaluating what future legal proceedings we may pursue in order to collect money damages of $23,494,700 awarded to us pursuant to the Judgment.

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

DOSECC Lien/Lawsuit

On January 16, 2014, DOSECC Exploration Services (“DOSECC”) filed a lien in Beaver County, UT on the Chopar Mine for an outstanding balance owed in connection with their work in the amount of seventy thousand dollars ($70,000.00). In August, 2014, DOSECC filed a lawsuit in Utah Fifth District Court for the allegedly delinquent balance and are reportedly in a position to seek a default judgement and foreclosure on the Chopar Mine. However, the foreclosure and the DOSECC lawsuit has been temporarily delayed until the Court-ordered accounting with Michael Stanford is completed.

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

Recent Sales of Unregistered Securities

The following is related to issuance of our shares of common stock:

On December 11, 2013, the Company issued the following shares:

●	270,000 shares to a related party for payment of convertible debt for value of $135,000

●	50,000 shares to a vendor for payment of accounts payable for value of $25,000

●	72,332 shares to a related party for payment of accounts payable for the value of $36,166

●	200,000 shares to a related party and 200,000 shares to a mining services company for exploration and development cost totaling $130,000 and $130,000, respectively.

●	100,000 shares for professional services for the value of $65,000.

●	750,000 shares to an officer of the company in settlement of claim for pre-merger shares of Bolcán Mining Corporation.

●	1,461,104 shares to the majority shareholder as an advance to majority shareholder for the value of $948,999.

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

Flat Spring Rd
Flat Spring Rd
Dugway Minerals
Dugway Minerals
Dugway Minerals
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

Ogden Bay Minerals Location Map

Ogden Bay
Minerals
Marriott-Slaterville
W 1150 S
W 1250 S St
W 1200 S St
W 12th St
12th St
134
39
126
15
MTC
Learning Park
W 24th St
Ogden
W 2550 S St
84
West Haven
108
37
W 4000 S
4000 S St
South
Ogden
North Park
4800 S St
W 4800 S
Riverdale
Washington
Terrace
Hooper
W 5500 S
5600 S St
W 5600 S
Roy
Emma
Russel Park
Schneiter's
Riverside Golf
4700 W
1900 W
5100 W
3500 W
Washington Blvd
Wall Ave
2 mi
2 km

Michael Stanford Litigation

On August 20, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company has realized from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct.

On September 22, 2014 the Company received notice that a Default Judgment and Order Granting Default Judgment and Relief (the “Judgment”) had been issued by the Fifth Judicial District Court, Beaver County, Utah in the Company’s complaint in Civil Case No. 140500023 filed against Michael Stanford, its former sole director, CEO and its former largest shareholder. See Part I, Item 3. Legal Proceedings – Michael Stanford Litigation for further information on the judgment and lawsuit.

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

Continue current exploration and drilling programs and invest resources necessary to discover new ore bodies and open additional mines.

Results of Operations for fiscal years ended December 31, 2013 and December 31, 2012.

	Years Ended
	Dec 31, 2013	Dec 31, 2012
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Operating expenses
Executive compensation	701,500	180,000
Exploration and development costs	1,012,181	151,848
Exploration and development costs - related party	-	70,272
General and administrative	947,499	224,063
General and administrative - related party	10,783	-
Total Operating Expenses	2,671,963	626,183

Net Loss from Operations	(2,671,963)	(626,183)

Other Expenses
Loss on extinguishment of debt	(118,850)	-
Interest expense, related party	(15,957)	-
Interest expense	(172,896)	(22,088)
Gain on disposition of asset	960	-
Net Loss	$(2,978,706)	$(648,271)

Revenue. No revenue was generated for the fiscal years ended December 31, 2013 and 2012.

Cost of revenue. The cost of revenue for fiscal years ended December 31, 2013 and 2012 was zero.

Operating Expenses. Operating expenses for the fiscal year ended December 31, 2013 totaled $2,671,963 as compared to operating expenses totaling $626,183 for the fiscal year ended December 31, 2012. The increase is due to increased executive compensation and costs for legal and professional fees related to public filings and compliance and increased exploration activity.

Operating Loss. Our operating loss during the fiscal year ended December 31, 2013 totaled $2,671,963 as compared to an operating loss of $626,183 for the fiscal year ended December 31, 2012. The increased operating loss is due to increased executive compensation costs for legal and professional fees relative to the merger and increased exploration costs.

Interest Expense. Interest expense including interest expense related party for the fiscal year ended December 31, 2013 totaled $188,853 as compared to interest expense of $22,088 for the fiscal year ended December 31, 2012.

Net Loss. Our net loss for the fiscal year ended December 31, 2013 totaled $2,978,706 as compared to a net loss of $648,271 for the fiscal year ended December 31, 2012.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. From inception, our capital requirements have been met primarily through private debt and equity placements. As such, we are reliant upon these sources to fund operations

We had $79 and $0 of cash as of December 31, 2013 and December 31, 2012, respectively.

Cash Flow Analysis

Net cash used in operating activities is primarily attributable to amounts paid for exploration costs (which were expensed as incurred), reduction in advances to related party and legal and professional fees. We are unable to determine when we will have positive cash flow from operations and give no assurance that such will occur.

Cash used in investing activities is attributable to purchase of transportation and laboratory equipment and mineral rights.

Net cash provided by financing activities relates primarily to the issuance of convertible debt and sales of restricted common shares partially offset by a reduction in advances from related parties and a reduction in loan payables.

During the year ended December 31, 2013, a total of 8,953,862 shares were issued. At the end of December 31, 2013, the total shares issued and outstanding were 40,253,862.

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

Related Party Transactions

At December 31, 2013 and December 31, 2012, we had outstanding net advances and loans from related parties of $91,772 and $280,335, respectively. At December 31, 2013, we had outstanding advances to related parties of $1,262,836.

On August 20, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company has realized from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct. On September 22, 2014 the Company received notice that a Default Judgment and Order Granting Default Judgment and Relief (the “Judgment”) had been issued by the Fifth Judicial District Court, Beaver County, Utah in the Company’s complaint in Civil Case No. 140500023 filed against Michael Stanford, its former sole director, CEO and its former largest shareholder. See Part I, Item 3. Legal Proceedings – Michael Stanford Litigation for further information about the judgment and lawsuit.

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

31

 .

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

As discussed in Note 4 to the financial statements, the 2013 financial statements have been restated to correct a misstatement related to the failure to record shares of common stock issued to the former Chief Executive Officer and majority shareholder. Additionally, the financial statements contained an error relating to the incorrect classification of personal expenses of the former Chief Executive Officer and majority shareholder as expenses of the Company.

HJ & Associates, LLC

Salt Lake City, Utah

April 15, 2014, except for Notes 4 and 15

as to which the date is October 10, 2014

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

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah

April 16, 2013

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	Restated
	Dec 31, 2013	Dec 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$79	$-
Prepaid expenses	31,620	-
Deposits	5,100	-

Total current assets	36,799	-

Property & equipment, net	95,616	40,367
Advances to related party shareholder	1,262,836	-
Mineral rights	25,869	25,869
Surety bond	24,325	-

TOTAL ASSETS	$1,445,445	$66,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$420,470	$330,298
Accrued compensation	4,000	180,000
Convertible debt, related party	-	185,000
Contract payable	24,366	-
Stipulated agreement liability, related party	91,772	-
Loans payable	-	45,342
Advances from related party shareholders, including accrued interest	-	49,993

Total current liabilities	540,608	790,633

Convertible debt	178,858	-

Total Liabilities	719,466	790,633

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, authorized 350,000,000 shares, $.0001 par value, 40,253,862 and 31,300,000 shares issued and outstanding, respectively	$40,254	$31,300
Add’l paid in capital (Deficit in par value)	4,366,960	(53,168)
Accumulated deficit during exploration stage	(3,681,235)	(702,529)

Total Stockholder’s Equity (Deficit)	725,979	(724,397)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,445,445	$66,236

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Restated
			Period from
	For Years Ended		Inception
	Restated		(Oct 12, 2010) to
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013
OPERATING REVENUES
Revenue	$-	$-	$89,994

OPERATING EXPENSES
Cost of Revenue	-	-	66,227

Total Direct Cost of Services	-	-	66,227

Gross Profit	-	-	23,767

Operating Expenses
Executive Compensation	701,500	180,000	881,500
Exploration and development costs	1,012,181	151,848	1,167,162
Exploration and development costs - related party	-	70,272	109,922
General and administrative	947,499	224,063	1,179,166
General and administrative - related party	10,783	-	38,283

Total Operating Expenses	2,671,963	626,183	3,376,033

Net Loss from Operations	(2,671,963)	(626,183)	(3,352,266)

OTHER INCOME AND (EXPENSE)
Loss on extinguishment of debt	(118,850)	-	(118,850)
Interest expense, related party	(15,957)	-	(15,957)
Interest expense	(172,896)	(22,088)	(195,122)
Gain on disposition of asset	960	-	960

Total Other Income (Expense)	(306,743)	(22,088)	(328,969)

NET LOSS	(2,978,706)	(648,271)	(3,681,235)

Basic and Diluted Loss Per Share	$(0.09)	$(0.02)

Weighted Average Number of Common Shares Outstanding	33,824,017	26,084,426

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception (Oct 12, 2010) thorugh December 31, 2013

				Deficit
			Add’l	Accumulated	Total
	Common Shares		Additional	During Exploration	Stockholders’
	Shares	Amount	Paid in Capital	Stage	Deficit

Balance at inception	25,000,000	$25,000	$(25,000)	$-	$-

Net loss from inception (October 12, 2010) to December 31, 2010				-	-

Balance at December 31, 2010	25,000,000	$25,000	$(25,000)	$-	$-

Capital contribution			100		100

Net Income (Loss)				(54,258)	(54,258)

Balance at December 31, 2011	25,000,000	$25,000	$(24,900)	$(54,258)	$(54,158)

Imputed interest on convertible debt-related party			17,614		17,614

Recapitalization with merger	6,300,000	6,300	(45,882)		(39,582)

Net Income (Loss)				(648,271)	(648,271)

Balance at December 31, 2012	31,300,000	$31,300	$(53,168)	$(702,529)	$(724,397)

Imputed interest on convertible debt-related party			15,957		15,957

Shares contributed by shareholder for debt extinguishment			110,000		110,000

Shares issued for liability conversion, issued at $.65 to $1.20 per share from April 2, 2013 to December 11, 2013	392,332	392	254,623		255,015

Shares issued for services, issued at $.65 to $1.20 per share from April 2, 2013 to December 11, 2013	990,426	990	910,484		911,474

Shares issued in settlement of pre-merger claim, issued at $.65 per share on December 11, 2013	750,000	750	486,750		487,500

Shares sold to existing shareholder, issued at $.14 per share on August 14, 2013	5,360,000	5,360	744,640		750,000

Beneficial conversion feature of convertible debt			950,138		950,138

Shares issued to related party shareholder, issued at $.65 per share on December 11, 2013	1,461,104	1,462	947,536		948,998

Net Income (Loss)				(2,978,706)	(2,978,706)

Restated Balance at December 31, 2013	40,253,862	$40,254	$4,366,960	$(3,681,235)	$725,979

The accompanying notes are an integral part of these consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

			Restated
			Period from
	For Years Ended		Inception
	Restated		(Oct 12, 2010)
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013

Cash flows from operating activities
Net loss	$(2,978,706)	$(648,271)	$(3,681,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,691	6,955	19,693
Imputed interest	15,957	17,614	33,571
Shares issued for services	1,398,707		1,398,707
Loss in extinguishment of debt	118,850		118,850
Amortization of debt discount	128,996		128,996
Gain on disposition of asset	(960)		(960)
Changes in operating assets and liabilities
Prepaid expenses	(31,620)		(31,620)
Deposits	(5,100)		(5,100)
Surety Bond	(24,325)		(24,325)
Accounts payable and accrued expenses	118,013	289,938	408,729
Accrued interest	29,983	4,474	34,595
Accrued compensation	(176,000)	180,000	4,000
Contract payable	24,366		24,366
Stipulated agreement liability, related party	91,772		91,772

Net cash used in operating activities	(1,278,376)	(149,290)	(1,479,961)

Cash flows from investing activities
Acquisition of mineral rights	-	(25,869)	(25,869)
Advances to related party shareholder	(313,572)		(313,572)
Purchase of equipment	(65,980)	(14,968)	(114,349)

Net cash used in investing activities	(379,552)	(40,837)	(453,790)

Cash flows from financing activities
Proceeds from issuance of convertible debt, related party	-	100,000	185,000
Proceeds from issuance of convertible debt	1,000,000		1,000,000
Proceeds from issuance of common stock	750,000		750,000
Loans payable	(42,000)	42,000	-
Advances from related party shareholders	(49,993)	41,136	(1,270)
Members contribution	-	-	100

Net cash provided by financing activities	1,658,007	183,136	1,933,830

Net increase (decrease) in cash	79	(6,991)	79

Cash, beginning of year	-	6,991	-

Cash, end of year	$79	$-	$79

Supplemental Information:
Cash paid for:
Taxes	$-	$-	$-
Interest Expense	$-	$-	$-
Liabilities assumed in merger	$-	$39,582	$39,582
Settlement of debt with contributed capital	$306,166	$-	$306,166
Non-cash investing and financing activities
Debt converted to shares of common stock	$365,016	$-	$365,016
Warrants issued with convertible debt	$950,138	$-	$950,138
Advances for stock issued to related party	$949,264	$-	$949,264

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

NOTE 3 – GOING CONCERN

The Company is an exploration stage enterprise as defined under generally accepted accounting principles in the United States (“GAAP”). The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a deficit accumulated during exploration stage of $3,681,235 as of the year ended December 31, 2013. Further losses are anticipated in the development of its business.

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

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Financial Statements

The financial statements for the period ended December 31, 2013 filed with the SEC on April 14, 2014 contained errors and omissions related to the failure to record the issuance of common stock to the Chief Executive Officer and majority shareholder. The financial statements also contained errors relating to the incorrect classification of our former Chief Executive Officer and majority shareholder’s personal expenses as expenses of our company. Accordingly, the consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity (deficit) and consolidated statement of cash flows for the period ended December 31, 2013 and from inception (October 10, 2010) to the period ended December 31, 2013, have been restated to correct these errors and omission.

The issuance of common stock to the majority shareholder resulted in an increase of common stock for $948,998, reduction in executive compensation expense of $182,213 (reduction in net loss) and an increase in advances to related party shareholders of $1,131,211. The incorrect classification of personal expenses as company expenses and deposits resulted in reduction of deposits of $12,875, reduction in net loss of $118,750 and increase in advances to related party shareholders of $131,625.

The net effects of these corrections are noted below by line item for each financial statement that is impacted. The adjustments included in the table below do not reflect, however, any claims or recovery the Company may realize from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct involving the Company. See Note 15 – Subsequent Events – Michael Stanford Litigation.

	As Previously
	Reported		As Restated
Line Items Affected	December 31, 2013	Adjustments	December 31, 2013
Condensed Consolidated Balance Sheets
Assets
Deposits	$17,975	$(12,875)	$5,100
Total Current Assets	$49,674	$(12,875)	$36,799
Advances to related party shareholders	$-	$1,262,836	$1,262,836
Total Assets	$195,484	$1,249,961	$1,445,445

Stockholders’ Equity (Deficit)
Common stock	$38,792	$1,462	$40,254
Add’l Paid in Capital	$3,419,424	$947,536	$4,366,960
Accumulated deficit during exploration stage	$(3,982,198)	$300,963	$(3,681,235)
Total Stockholders’ Equity (Deficit)	$(523,982)	$1,249,961	$725,979

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

				As Restated
	As Previously			From Inception
	Reported		As Restated	(October 10, 2010) to
	December 31, 2013	Adjustments	December 31, 2013	December 31, 2013
Condensed Consolidated Statements of Operations
Executive compensation	$883,713	$(182,213)	$701,500	$881,500
Exploration and development costs	$1,021,597	$(9,416)	$1,012,181	$1,167,162
General and administrative	$1,056,833	$(109,334)	$947,499	$1,179,166
Total Operating Expenses	$2,972,926	$(300,963)	$2,671,963	$3,376,033
Net Loss from Operations	$(2,972,926)	$300,963	$(2,671,963)	$(3,352,266)
Net Loss	$(3,279,669)	$300,963	$(2,978,706)	$(3,681,235)

Condensed Consolidated Cash Flows
Net Loss	$(3,279,669)	$300,963	$(2,978,706)	$(3,681,235)
Shares issued for services	$1,398,973	$(266)	$1,398,707	$1,398,707
Prepaid deposits	$(17,975)	$12,875	$(5,100)	$(5,100)
Net cash used in operating activities	$(1,591,948)	$313,572	$(1,278,376)	$(1,479,961)
Advances to related party shareholders	$-	$(313,572)	$(313,572)	$(313,572)
Net cash used in investing activities	$(65,980)	$(313,572)	$(379,552)	$(453,790)
Non cash - Advances for stock issued to related party	$-	$949,264	$949,264	$949,264

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

NOTE 5 – MINERAL RIGHTS

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

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

The provision for income taxes consists of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012

Current taxes	$-	$-
Deferred Tax Benefit	(906,600)	(182,309)
Benefits of Operating Loss Carryforwards	906,600	182,309
Actual provision	$-	$-

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has cannot predict when or if it will have taxable income in the future.

	12/31/2013	12/31/2012

DEFERRED TAX ASSETS
Current	$-	$63,000
Noncurrent	-	-
Net operating losses	994,300	119,309
Total DTA	$994,300	$182,309
DEFERRED TAX LIABILITIES
Current	-	-
Noncurrent	(20,600)	-
Valuation Allowance	(973,700)	(182,309)
NET DEFERRED TAXES	$-	$-

The Company’s provision for income taxes was $0 for the year ended December 31, 2013 since the Company incurred net operating losses since inception that have a full valuation allowance through December 31, 2013. The Company’s net federal operating loss carry forward of approximately $2,474,000 begins to expire in 2032.

Operating Losses
Expires	Amount
2032	$224,956
2033	$2,248,734
Total	$2,473,690

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $994,300. The total valuation allowance is equal to the total deferred tax asset of $994,300, less the total deferred tax liability of $20,600, showing an increase of $973,700 from the year ended December 31, 2012.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

A reconciliation between income taxes at statutory tax rates (39%) and the actual income tax provision for continuing operations as of December 31, 2013 and 2012 is as follows:

	12/31/2013	12/31/2012

Expected provision (based on statutory rate)	$(1,161,700)	$(226,895)
Effect of:
Increase in valuation allowance	906,600	182,309
Loss from LLC	-	41,032
Non-deductible expenses	255,100	3,554
Actual provision	$-	$-

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

NOTE 7 – TRANSACTIONS WITH MAJORITY OWNER AND OFFICER

Michael Stanford, the Company’s Chief Executive Officer and its majority shareholder (the “Majority Owner”) has made periodic advances to the Company to fund operations, which are unsecured and payable on demand. Interest is charged at the rate of 12%. At the period ended December 31, 2013, the advances from the majority shareholder were zero. At the period ended December31, 2013, the advances to the majority shareholder was $1,262,836.

On August 20, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company has realized from this lawsuit against Mr. Stanford as a result of his improper conduct. See Note 15 – Subsequent Events – Michael Stanford Litigation.

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

note 9 – stipulated Agreement LIABILITY, RELATED PARTY

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

Liability Converted	Amount of Liability Converted	Conversion Price per Share	Shares Issued
Accounts payable	$61,166	$0.50	122,332
Convertible debt, related party	135,000	$0.50	270,000
Total	$196,166	$0.50	392,332

Based on a closing common share value of $.65 on the issuance date of December 11, 2013, a loss on Conversion of Debt of $58,850 was recognized.

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

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

On December 11, 2013, the Company issued 392,332 restricted common shares in conversion of $186,166 liabilities. Based on a closing common share value of $.65 a loss on extinguishment of debt on the issuance date of $58,850 was recognized. See Footnote 13.

On December 11, 2013, the Company issued 1,461,104 restricted common shares valued at $948,998 to the majority shareholder.

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

Stipulated Agreement Payment

On March 6, 2014, the Company paid $28,000 to Christiansen according to the stipulated agreement liability. (See Note 9 above)

Michael Stanford Litigation

On August 20, 2014 the Company filed a complaint in the Fifth Judicial District Court, Beaver Count, Utah (Civil Case No. 140500023) against Michael Stanford, its former sole director, CEO and its largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts whereby Mr. Stanford committed the pervasive, profound, continuous, repeated, and ongoing wrongful and fraudulent acts and omissions resulting in at least $2,591,359 in losses for the Company, $1,272,321 in fraudulent claimed business expenses, $1,319,038 representing investment monies diverted from the Company and monies deposited directly into Mr. Stanford’s personal accounts and the improper issuance to Mr. Stanford of 25,000,000 shares of the Company’s common stock in exchange for the stock of Bolcán Mining Corporation in May 2012 whose assets were highly inflated at the time the Company completed this acquisition. The complaint also alleges that Mr. Stanford misappropriated for his own personal uses $750,000 of investment capital that was to be invested in the Company, the failure to disclose his history of litigation, his general fraudulent conduct in dealing with the Company and threats of violence against the Company’s officers and other persons related to the Company.

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

On September 22, 2014 the Company received notice that a Default Judgment and Order Granting Default Judgment and Relief (the “Judgment”) had been issued by the Fifth Judicial District Court, Beaver County, Utah in the Company’s complaint in Civil Case No. 140500023 filed against Michael Stanford, its former sole director, CEO and its former largest shareholder.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

The Judgment requires, among other things, that Mr. Stanford render a full accounting to the Company, orders the return of 25,000,000 shares of Company common stock, and the transfer of a residential property located at 510 West Center, Milford, Utah 84751 to the Company, as well as transfers ownership of all the personal property located within the real property to the Company. The Judgment also enjoins Mr. Stanford from representing that he is involved in the business of the Company or its subsidiaries to any person or entity, as well as permanently enjoining Mr. Stanford from offering or pretending to offer for sale any stock or security interest in the Company or its affiliated entities. The injunction further prohibits Mr. Stanford from offering or pretending to offer for sale any actual or fabricated business opportunity related in any way to the Company or an affiliate of the Company. The Judgment permanently enjoins Mr. Stanford from wasting, concealing, withholding, transferring, transmitting, or transporting across any state boundary any asset, corporate opportunity, record, or title to which the Company is entitled and/or that has been purchased or produced in whole or in part through use of the Company or any subsidiary of the Company.

The Judgment further enjoins Mr. Stanford from, among other things, and with the a limited exception of communications made during settlement negotiations, communicating with, threatening, assaulting, bribing any past or present officer, employee, agent, investor, or representative of the Company or its subsidiaries, tampering with or destroying records and property relating to Judgment. The Judgment forbids Mr. Stanford from leaving the State of Utah, and also from leaving the United States, and orders Mr. Stanford to surrender his passport to the Court, until such time as Mr. Stanford shall render an accounting to the Company to the satisfaction of the Court.

The Judgment also orders Mr. Stanford to pay the Company’s costs, expenses, and attorney’s fees associated with the Stanford Lawsuit, as well as past, present, and future accrual and proximate damages suffered due to the loss and harm caused by Mr. Stanford’s acts and omissions in relation to the Stanford Lawsuit in the amount of $5,873,675. The court further ordered punitive damages against Mr. Stanford in the amount of treble the current known actual damages (other than the retitled securities and the Milford, Utah residential property), for a total of $17,621,025, and post-judgment interest. The Judgment is without prejudice to any future suit the Company or any other entity or investor may have for additional, non-duplicative damages and relief that may be revealed as necessary through any further audits and rendering of an accounting that may occur in connection the Mr. Stanford.

On September 17, 2014, prior to the entering of the Judgment, Mr. Stanford conveyed to the Company the real property located at 510 West Center, Milford, Utah 84751 and executed an irrevocable stock power of attorney to convey 25,000,000 shares of our common stock that he owned for cancellation by the Company. The 25,000,000 shares of common stock were cancelled on September 22, 2014. We are evaluating what future legal proceedings we may pursue in order to collect money damages of $23,494,700 awarded to us pursuant to the Judgment.

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

DOSECC Lien/Lawsuit

On January 16, 2014, DOSECC Exploration Services (“DOSECC”) filed a lien in Beaver County, UT on the Chopar Mine for an outstanding balance owed in connection with their work in the amount of seventy thousand dollars ($70,000.00). In August, 2014, DOSECC filed a lawsuit in Utah Fifth District Court for the allegedly delinquent balance and are reportedly in a position to seek a default judgement and foreclosure on the Chopar Mine. However, the foreclosure and the DOSECC lawsuit has been temporarily delayed until the Court-ordered accounting with Michael Stanford is completed.

Cancellation of Shares

On October 1, 2014, but effective September 18, 2014, the Company entered into an Agreement of Mutual Understanding and Settlement with Donald Sutherland whereby he agreed to:

1.	Cancel a January 13, 2013 non-binding Memorandum of Understanding (“MOU”) between Mr. Sutherland and the Bolcan Group, LLC wherein it was purported to contract for the purchase of common shares of the Company and grant a certain Royalty payable by the Company with respect to ore sold by the Company (the “Royalty”);

2.	Return 3,860,000 shares of the Company’s common stock resulting in Mr. Sutherland retaining 1,500,000 shares for which he previously paid $750,000 ($.50 per share); and

3.	Cancellation of all of Mr. Sutherland’s rights to the Royalty in the MOU.

JAMESON STANFORD RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

On September 25, 2014, Robbie Chidester, the former Chief Financial Officer of the Company signed a Mutual Release, Non-Disparagement, Stock Cancellation and Non-Solicitation Agreement wherein he agreed to return to the Company for cancellation 500,000 shares of our common stock that he received as compensation and agreed to cancel $13,715.86 he billed the Company for accounting and financial consulting work.

The Company has evaluated subsequent events pursuant to ASC 855. Other than the events noted above, no additional material subsequent events exist.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2013. This evaluation was carried out under the supervision and with the participation of our president and chief operating officer, Joseph Marchal, and interim chief financial officer, Donna S. Moore, (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2013, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

The specific material weaknesses identified by our management relates to limited resources and our inadequate number of personnel to allow for proper segregation duties and the requisite internal controls and application of U.S. GAAP. Michael Stanford functions as the CEO, President, Chairman and Sole Director and as such, has not established adequate processes and channels of communication to provide the timely and accurate flow of information to the CFO and others. This weakness in internal controls has prevented the timely recording of company transactions and execution of reliable financial closing procedures. In addition, management has determined that the lack of controls over the accounting for issuances of common stock resulted in the omission of (i) receipt of funds for purchases of our common stock in the first, second and third quarters of 2013, (ii) an issuance of 230,426 shares of our common stock in September 2013, (iii) the issuance of 5,360,000 shares of our common stock in August 2013 and (iv) the issuance of 1,461,104 shares of our common stock in December, 2013. Further, a lack of controls over the accounting for surety bond costs resulted in the reclassification of surety bond costs from an expense to mineral rights on our balance sheet. Further, the lack of controls resulted in the reclassification of company expenses as personal expenses on the part of the majority shareholder. These errors will require us to restate our consolidated financial statements for the three months ended March 31, 2013, the six months ended June 30, 2013 and the nine months ended September 30, 2013 and the period ended December 31, 2013 to correct these errors. Management has determined that our internal audit function is also significantly deficient due to insufficient resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributes to insufficient oversight of our accounting and audit functions.

Subsequent to the filing of our initial Form 10-K for the period ended December 31, 2013, we discovered that as of December 31, 2013, the following additional material weaknesses existed:

The Company did not maintain effective controls over the accounting for cash receipts and disbursements. Specifically the lack of these controls permitted our former Chief Executive Officer to use cash for certain related party transaction. The Company discovered that some of these transactions took place without sufficient externally prepared documentation or approvals. Also, certain aspects of the financial reporting process were materially deficient because it lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. This material weakness resulted in the Company failing to record the receipt of funds for sales of the Company’s common stock and the accounting for the use of the proceeds from those sales, the incorrect classification of personal expenses of our former Chief Executive Officer and majority shareholder’s personal expenses as expenses of our company resulting in the restatement of its financial statements for the period ended December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of each of the Executive Officers and Directors. These officers and directors were appointed in May,June and July of 2014.

Name	Age	Positions and Offices to be Held

Donna S. Moore	68	Interim Chief Financial Officer, Secretary, Treasurer
Joseph Marchal	53	Director, Executive Chairman, President and Chief Operating Officer
Douglas MacLellan	58	Director, Chairman, Audit and Compensation Committee
Edward Brogan	56	Director

The directors named above will serve until the first annual meeting of our stockholders or until his respective successor has been appointed and duly qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Duties, Responsibilities and Experience

Joseph Marchal, Director and Executive Chairman, President and Chief Operating Officer served as Chief Executive Officer for Asia-Pacific Region of Chi-X Global Inc., a subsidiary of Instinet, LLC, from November 2008 to June 2009, where he was responsible for the Instinet platform expansion in the region. Mr. Marchal also served as President and Managing Director of Asia Region at Instinet, LLC, as well as its President of Instinet Japan Ltd. from January 2004 to November 2008, where he had strategic responsibility for Instinet’s Asian product. Mr. Marchal joined Deutsche Bank Securities from 2002 to 2004, and served as Senior Managing Director of Deutsche Bank Securities, where he was responsible for the distribution of Japanese Equities Global Product. Mr. Marchal was also its Managing Director, and was in charge of Sales Trading, Agency Execution, Program Trading, Listed Futures, and Options and Connectivity Sales. Mr. Marchal served as Head of Japanese Equity Sales Trading and Execution Services at Salomon Brothers Japan (now Nikko Citigroup) from 1996 to 2002, and previously held senior positions in Asia at Daiwa Securities International and Fidelity Investments Japan as Director of Trading from 1983 to 1996. Mr. Marchal began his career in 1983 at Maruso Securities as a floor trader on the Tokyo Stock Exchange and has more than 25 years of experience in the securities industry, where he was an active member of the Tokyo brokerage community and a regular participant in industry advisory groups and conference panels. Mr. Marchal holds a B.S. degree from Sophia University, Japan.

Donna Moore, Interim Chief Financial Officer and Secretary/Treasurer has been serving as Chief Financial Officer for Summit Capital USA, Inc. in Tempe, AZ. In addition, from April 2012 until April 2014, Ms. Moore served as Chief Financial Officer of eWellness Healthcare Corporation. From March 2011 to September 2012, Ms. Moore served as Chief Financial Officer for Elevate, Inc. in San Clemente, CA. From September 2010 to January 2011 and from October 2011 to August 2012, Ms. Moore served as Chief Financial Officer of Voice Assist, Inc. in Lake Forest, CA. From May 2011 to August 2011, Ms. Moore served as Chief Financial Officer of Oraco Resources in Tempe, AZ. Between 2008 and 2010, Ms. Moore served as part time Controller for Skye International, Inc. in Scottsdale, AZ. Prior to Skye International, Ms. Moore was the Controller for Monarch Brass & Copper Corp., in Waterbury, CT from 1984 through 2007. Ms. Moore is a business financial professional with over 29 years of hands-on business experience. Ms. Moore has held positions as chief financial officer, controller, and secretary/treasurer of both public and private corporations. Her experience includes general accounting, financial reporting, systems implementation and management, treasury functions, and cost accounting. Ms. Moore specializes in executing uniform financial controls so as to improve productivity, reduce costs, and maximize profitability. Ms. Moore holds a Bachelor of Science degree in Business Management, and an MBA in finance and accounting from Brigham Young University.

Douglas MacLellan, Director and Chairman of Audit and Compensation Committee has over 26 years of senior level international executive business experience, primarily in the financial information, pharmaceuticals, telecoms, software, consumer products, and IT industries. Mr. MacLellan has been a catalyst for the development and financing of global businesses in the United States, and in the countries of: Bulgaria, Cambodia, Canada, Chile, China, Hungary, India, Korea, Madagascar, Vietnam, and Russia. Throughout his professional career, as a senior international business executive and a member of the Board of Directors of numerous companies, he has provided management advice and counsel on: strategic planning, operational activities, corporate finance, economic policy, asset allocation, and mergers & acquisitions. He has helped raise over US$775 million for development stage, start-up, and mid-cap companies. Mr. MacLellan is also a regular speaker at industry conferences, and has been interviewed on various syndicated radio and television news programs in regards to his insights related to China business, selected industries, and economic forecasts.

Edward Brogan, Director, is an entrepreneur and investor with significant experience in the field of international corporate finance. Mr. Brogan was the Senior Advisor and director of Japan Advisory, a Japanese financial advisory company since he founded the company in May 2000. In addition, Mr. Brogan is an investor and manager of real estate projects in the development stage and currently owns and leases multiple residential real estate properties in Singapore. Mr. Brogan is also an investor in a variety of private equity transactions. From June 1998 to April 2000, Mr. Brogan was a managing director of Tiger Management LLC (“Tiger Management”) where he concentrated on regional equity investment opportunities, and was primarily responsible for the generation of long and short equity recommendations in publicly traded Japanese companies. From 1990 to 1998, Mr. Brogan worked as a sell-side financial analyst covering a range of Japanese industries, including the auto industry as a director at Salomon Smith Barney, where he was ranked by U.K. and U.S. clients in both the Institutional Investor (1997 All-Japan Research Team Poll) and Greenwich Analyst surveys in 1996 and 1997, from 1996 to June 1998 at Jardine Fleming’s Tokyo office where he focused on auto industry research, the Japanese game sector and software companies as a special situations analyst at Smith Barney. Prior to that, Mr. Brogan focused on Japanese small cap stocks at Marusan Securities in Tokyo. Mr. Brogan received a Bachelor of Arts degree (Summa cum laude) from Queens College of the City University of New York and a Masters Degree in Philology from the Harvard Graduate School of Arts and Sciences in Cambridge, MA. All executive officers are elected by the Board and hold office until the next annual meeting of stockholders and until their successors are elected and qualify.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight Director qualifications

Our Directors, Messers. Marchal, MacLellan and Brogan, represent a panel of seasoned financial executives with varied and robust background experiences, in securities, finance and equity. We believe our Board, as recently constituted, is comprised of a team of individuals whose experiences complement the competencies of their colleagues on our Board.

Committees of our Board of Directors

We have established an Audit and Compensation Committee, but have not established a Nominating Committee or any committee performing a similar function.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Board oversight in risk management

Our President and Chief Operating Officer, who is our principal executive officer, also serves as Chairman of the Board of Directors, we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. As of the date of this amended report, the business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our Company faces. Because our Board includes a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Michael Stanford, Sole Director, President and CEO (1)	2013	$185,000	0	$0	0	0	0	$		$185,000
	2012	$120,000	0	0	0	0	0		0	$120,000

Robbie Chidester, CFO (2)	2013	$66,789	0	$65,000	0	0	0		$0	$131,789
	2012	$36,617	0	0	0	0	0		$0	$36,617

(1) Mr. Stanford was appointed as President on May 4, 2012 and CEO and Sole Director on October 29, 2012. He resigned on May 27, 2014.

(2) Mr. Chidester was appointed as CFO on October 29, 2012. Mr. Chidester received 100,000 shares of our unregistered common stock in fiscal 2013. He resigned on May 2, 2014.

Employment Agreements

We do not have any written employment contracts with our executive officers. We had an oral agreement to pay Mr. Stanford $15,000 per month as compensation as our Chief Executive Officer, which was subject to termination by either party at any time with or without cause. As noted herein, Mr. Stanford resigned as Chief Executive Officer of the Company as of May 27, 2014. Additionally, on February 27, 2014 we issued 650,000 shares of our unregistered common stock to CFO Advantage Consulting, LC, whose principal is Mr. Chidester, our former CFO, which entity formerly provided the services of our Chief Financial Officer as an incentive award for services provided to our company. As also noted herein, Mr. Chidester resigned as CFO as of May, 2, 2014, and, consequently, CFO Advantages, LC no longer is engaged by the Company.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(1)
	Common stock	Common stock
Michael Stanford, CEO, President, and Director	26,461,104	63,7%
Robbie Chidester, CFO(2)	800,000	2.0%
Michael Christiansen	750,000	2.0%
All directors and officers as a group (2 persons)	28,011,104	68.4%
Summit Capital USA, Inc.(3)	2,228,173	5.4%
Donald and Susan Sutherland (4)	5,983,000	14.6%

(1) Based on an aggregate of 40,903,862 common shares outstanding as of April 11, 2014. The address for each officer and/or director is 605 W. Knox Rd., Suite, 202, Tempe, AZ 85284, the address of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At December 31, 2013, we had outstanding advances to related party shareholder in the amount of $1,262,836.

At December 31, 2013 and 2012, we had outstanding liabilities due to related parties as follows:

	2013	2012

Stipulated agreement	$91,772	$-
Convertible debt	-	185,000
Loan payable	-	45,342
Advances from majority shareholder	-	49,993
Total	$91,772	$280,335

On August 20, 2014 we filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving our company. The financial statements do not reflect, however, any claims or recovery we has realized from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct. See Part I, Item 3. Legal Proceedings – Michael Stanford Litigation.

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

	3.	Exhibits (including those incorporated by reference)

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012 (Incorporated by reference to our Form 8-K filed with the SEC on November 2, 2012).

2.1(a)	Extension Agreement dated July 24, 2012 (Incorporated by reference to our Form 8-K filed with the SEC on November 2, 2012).

2.1(b)	Extension Agreement dated October 24, 2012 (Incorporated by reference to our Form 8-K filed with the SEC on November 28, 2012).

3.1	Articles of Incorporation, as amended (Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on April 6, 2010).

3.2	Amended and Restated Bylaws (Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on April 6, 2010).

10.1	Asset Purchase Agreement between The Bolcán Group LLC and Bolcán Mining Corporation effective June 30, 1012 (Incorporated by reference to our Form 8-K filed with the SEC on November 23, 2012).

10.2	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K as filed with the Commission on August 29, 2013).

10.3	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K as filed with the Commission on August 29, 2013).

10.4	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated herein by reference to Exhibit 10.3 in the Company’s Form 8-K as filed with the Commission on August 29, 2013).

10.5	Amendment to Convertible Redeemable Promissory Note and Pledge Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated herein by reference to Exhibit 10.5 in the Company’s Form 8-K as filed with the Commission on October 24, 2013).

10.6	12% Convertible Redeemable Promissory Note dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K as filed with the Commission on October 24, 2013).

10.7	Pledge and Security Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K as filed with the Commission on October 24, 2013).

10.8	Common Stock Purchase Warrant dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated herein by reference to Exhibit 10.3 in the Company’s Form 8-K as filed with the Commission on October 24, 2013).

10.9	Subscription Agreement accepted on October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated herein by reference to Exhibit 10.4 in the Company’s Form 8-K as filed with the Commission on October 24, 2013).

14.1	Code of Business Conduct and Ethics*

21.1	Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on April1 6, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial and Accounting Officer*

32.1	Section 1350 Certification of President and Chief Operating Officer*

32.2	Section 1350 Certification of Interim Chief Financial and Accounting Officer*

101.INS	XBRL INSTANCE DOCUMENT**

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

* Filed herewith.

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

Signature	Title	Date

/s/ Joseph Marchal	President and Chief Operating Officer	October 10, 2014
Joseph Marchal	(principal executive officer)

/s/ Donna S. Moore	Interim Chief Financial Officer	October 10, 2014
Donna S. Moore	(principal financial and accounting officer)

/s/ Douglas MacLellan	Director, Chairman, Audit Committee	October 10, 2014
Douglas MacLellan

/s/ Edward Brogan	Director	October 10, 2014
Edward Brogan

