Form 10-Q
period 2014-03-31
JAMESON STANFORD RESOURCES Corp
filed 2014-11-03
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on October 31, 2014, was 15,644,729 shares.

2

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2014	Dec 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$136,595	$79
Prepaid expenses	19,763	31,620
Deposits	5,100	5,100

Total current assets	161,458	36,799

Property & equipment, net	90,546	95,616
Advances to related party shareholder	1,426,261	1,262,836
Mineral rights	25,869	25,869
Surety bond	24,325	24,325

TOTAL ASSETS	$1,728,459	$1,445,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,497	$420,470
Accrued compensation	-	4,000
Contract payable	7,460	24,366
Stipulated agreement liability, related party	79,272	91,772

Total current liabilities	483,229	540,608

Convertible Debt	506,837	178,858

Total Liabilities	990,066	719,466

STOCKHOLDERS’ EQUITY
Common stock, authorized 350,000,000 shares, $.0001 par value, 40,903,862 and 40,253,862 shares issued and outstanding, respectively	$40,904	$40,254
Additional paid in capital	5,120,299	4,366,960
Accumulated deficit	(4,422,810)	(3,681,235)

Total Stockholder’s Equity	738,393	725,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,728,459	$1,445,445

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	Mar 31, 2014	Mar 31, 2013
OPERATING REVENUES
Revenue	$-	$-

OPERATING EXPENSES
Executive compensation	24,000	45,000
Exploration and development costs	21,722	115,277
General and administrative	531,160	156,756
General and administrative - related party	-	10,783

Total Operating Expenses	576,882	327,816

Loss from Operations	(576,882)	(327,816)

OTHER INCOME AND (EXPENSE)
Interest expense, related party	-	(5,995)
Interest expense	(164,693)	(1,356)

Total Other Income (Expense)	(164,693)	(7,351)

NET LOSS	(741,575)	(335,167)

Basic and Diluted Loss Per Share	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding	40,903,862	31,300,000

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
	Mar 31, 2014	Mar 31, 2013
Cash flows from operating activities
Net loss	$(741,575)	$(335,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,070	2,194
Imputed interest	-	5,996
Shares issued for services	455,000	-
Amortization of debt discount	126,968	-
Changes in operating assets and liabilities
Prepaid expenses	11,857	-
Accounts payable and accrued expenses	(60,240)	174,662
Accrued interest	36,267	1,355
Accrued compensation	(4,000)	(120,000)
Contract payable	(16,906)	-
Stipulated agreement liability, related party	(12,500)	-

Net cash used in operating activities	(200,059)	(270,960)

Cash flows from investing activities
Advances to related party shareholder	(163,425)	(128,951)

Net cash used in investing activities	(163,425)	(128,951)

Cash flows from financing activities
Proceeds from issuance of convertible debt	500,000	-
Advances from related party shareholders	-	(49,993)
Common stock subscribed	-	450,000

Net cash provided by financing activities	500,000	400,007

Net increase in cash	136,516	96

Cash, beginning of year	79	-

Cash, end of period	$136,595	$96

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Non-cash investing and financing activities
Warrants issued with convertible debt	$298,989	$-

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a deficit accumulated during exploration stage of $4,422,810 as of the period ended March 31, 2014. Further losses are anticipated in the development of its business.

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

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The interim financial information of the Company as of period ended March 31, 2014 and March 31, 2013 is unaudited. The balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2013.

NOTE 4 – MINERAL RIGHTS

At March 31, 2014, the Company had certain mining claims, mineral leases and excavation rights for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of minerals excavated from these properties. The Company has not established proven or probable reserves on any of its mineral projects and no minerals have been extracted from these properties as of March 31, 2014. As of March 31, 2014, mineral rights are $25,869.

NOTE 5 – TRANSACTIONS WITH RELATED PARTY

At the period ended March 31, 2014, the majority owner owed to the Company $1,426,261 as a result of personal use of Company assets.

On August 20, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company has realized from this lawsuit against Mr. Stanford as a result of his improper conduct except as outlined in Note 13 – Subsequent Events – Michael Stanford Litigation.

note 6 – stipulated Agreement LIABILITY, RELATED PARTY

The Company entered into an agreement with Michael Christiansen, an former officer of the Company (“Christiansen”) on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123,272 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The Amount Due was agreed to be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which the company received at least three million dollars ($3,000,000) of equity funding, or (b) December 31, 2014. The Company has the right to prepay any part of this amount without any prepayment penalty. In no event, however, shall the balance due be paid later than December 31, 2014. In the event of a change of control, the Company is obligated to pay in full the portion of the Amount Due that remains unpaid. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due. During the period ended March 31, 2014, the Company made payments of $12,500 resulting in a remaining liability of $79,272 recorded as Stipulated Agreement Liability, Related Party in the accompanying financial statements.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LOAN PAYABLE

On May 11, 2012, Christiansen loaned the Company $42,000. The loan was guaranteed by the Majority Owner, called for interest at 12% per annum and was extended to a due date of August 24, 2012. Effective July 1, 2013, the entire balance of $48,598, including accrued interest of $6,598, was incorporated into the Stipulated Agreement settlement with Christiansen and is included in the Amount Due. See NOTE 7.

NOTE 8 – CONVERTIBLE NOTES

On August 19, 2013 the Company issued a $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: September 14, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

March 31, 2014
Principal amount	$500,000
Unamortized debt discount	(317,747)
Net carrying amount	$182,253

For the period ended March 31, 2014, the Company recorded $15,000 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $53,193 as amortization of the debt discount. At March 31, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 500,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $160,138. The following weighted-average assumptions were used in the Black-Scholes calculation:

March 31, 2014
Expected term (years)	2.1
Expected volatility	125.5%
Risk-free interest rate	0.36%
Dividend yield	0%

On December 30, 2013, an amendment to the original note agreement was signed that retroactively eliminated the variability in conversion terms and the related derivative liability.

On October 18, 2013 the Company issued another $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an second individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 31, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

March 31, 2014
Principal amount	$500,000
Unamortized debt discount	(389,637)
Net carrying amount	$110,363

For the period ended March 31, 2014, the Company recorded $15,000 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $60,565 as amortization of the debt discount. At March 31, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 500,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $209,503. The following weighted-average assumptions were used in the Black-Scholes calculation:

March 31, 2014
Expected term (years)	2.0
Expected volatility	125.5%
Risk-free interest rate	0.33%
Dividend yield	0%

On January 22, 2014 the Company issued a $200,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum

●	Due date: October 15, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through October 15, 2015 to purchase 200,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Consolidated Balance Sheets report the following related to the convertible promissory note:

March 31, 2014
Principal amount	$200,000
Unamortized debt discount	(40,975)
Net carrying amount	$159,025

For the period ended March 31, 2014, the Company recorded $4,667 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $4,949 as amortization of the debt discount. At the period ended March 31, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 200,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $45,924. The following weighted-average assumptions were used in the Black-Scholes calculation:

March 31, 2014
Expected term (years)	1.7
Expected volatility	159.3%
Risk-free interest rate	0.44%
Dividend yield	0%

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 12, 2014 the Company issued a $300,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to a second individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 15, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through October 15, 2015 to purchase 300,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Consolidated Balance Sheets report the following related to the convertible promissory note:

March 31, 2014
Principal amount	$300,000
Unamortized debt discount	(244,804)
Net carrying amount	$55,196

For the period ended March 31, 2014, the Company recorded $1,800 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $8,262 as amortization of the debt discount. At the period ended March 31, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 300,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $253,066. The following weighted-average assumptions were used in the Black-Scholes calculation:

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
Expected term (years)	1.6
Expected volatility	177.0%
Risk-free interest rate	0.37%
Dividend yield	0%

Aggregate maturities of Convertible Notes in each of the next five years ending December 31st are as follows:

2014	$-
2015	1,500,000
2016	-
2017	-
2018	-
$1,500,000

The January 22, 2014 and March 12, 2014 Notes and the Pledge and Security Agreements and Subscription Agreements entered into by the Company and the investors in connection with the issuance of the respective Notes are substantially identical in form to the Notes, Pledge and Security Agreements and Subscription Agreements entered into between the Company and the investors in the August 19, 2013 and October 18, 2013 issuances discussed above.

NOTE 9 – CONTRACTS AND LEASE COMMITMENTS

Office Leases

Commencing February 1, 2013 and continuing to January 31, 2014, the Company rented residential office space from an entity controlled by the Majority Owner. The monthly lease payment is comparable to rents paid by non-related parties for similar office space in the area.

Commencing October 1, 2013 and continuing to March 31, 2014, the Company leased executive office space totaling 430 square feet. The Company is obligated to monthly lease payment of $5,300. The agreement is renewable at the option of the Company in three month increments. The current lease expires June 30, 2014. The Company was required to submit a refundable deposit of $5,100. The refundable deposit was returned in the second quarter of 2014.

Service Contracts

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

Royalty Agreement

Under a memorandum of understanding, the Company is obligated to pay an existing investor, a royalty equal to $.50 per metric tonne (approx 2,200 lbs) for any sales of ore until the investor has recouped his investment of $750,000. No royalty expense has been incurred or recorded related to this agreement for the period ended March 31, 2014. See Note 13 – Subsequent Events – Share Cancellation

NOTE 10 – EQUITY TRANSACTION

On February 27, 2014, the Company issued 650,000 restricted common shares to a professional services company controlled by an officer of the Company. Based on a closing common share value of $.70 on the issuance date, professional services expense of $455,000 was recorded. See Note 13 – Subsequent Events, Share Cancellation.

In connection with the Company’s issuance of the $200,000 and $300,000 principal amount of Notes on January 22, 2014 and March 12, 2014, respectively, discussed in Note 9 – Convertible Notes, the Company issued warrants to purchase an aggregate of 500,000 shares of its common stock at $1.00 per share. The Warrants expire on October 15, 2015. The exercise price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LEGAL

On January 16, 2014, DOSECC Exploration Services (“DOSECC”) filed a lien in Beaver County, UT on the Chopar Mine for an outstanding balance owed in connection with their work in the alleged amount of seventy thousand dollars ($70,000). In August, 2014, DOSECC filed a lawsuit in Utah Fifth District Court for the allegedly delinquent balance and are reportedly in a position to seek a default judgment and foreclosure on the Chopar Mine. However, the foreclosure and the DOSECC lawsuit have been temporarily delayed until the Court-ordered accounting with Michael Stanford is completed. See Note 13 – Subsequent Events, Michael Stanford Litigation. The alleged amount noted above is reflected in the financial statements as a liability.

NOTE 12 – SUBSEQUENT EVENTS

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

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company believes that its claims in the above case are substantial for the reasons discussed above. Litigation is, however, inherently unpredictable. The final outcome of this lawsuit is subject to significant uncertainties and, therefore, determining the likelihood of a recovery and/or the measurement of any recovery is complex. Consequently, we are unable to estimate the range of reasonably possible recovery. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share Cancellation

On October 1, 2014, but effective September 18, 2014, a shareholder signed an Agreement of Mutual Understanding and Settlement wherein the shareholder agrees to:

1.	Cancel a non-binding Memorandum of Understanding (“MOU”) wherein it was purported to contract for the purchase of common shares of the Company and grant a certain Royalty (the “Royalty”)

2.	Return 3,860,000 shares of common stock resulting in the shareholder having 1,500,000 shares at $.50 per share for the $750,000 previously invested. The shares were cancelled on October 1, 2014.

3.	Surrender all rights to the Royalty in the original MOU

On September 25, 2014, the former Chief Financial Officer of the Company signed a Mutual Release, Non-Disparagement, Stock Cancellation and Non-Solicitation Agreement wherein he agreed to return 500,000 shares of our common stock that he owns for cancellation by the Company and agreed to cancel the amount payable to his company for accounting and financial consulting work in the amount of $13,716. The shares were cancelled on October 9, 2014.

Debt and Warrant Conversion

On October 22, 2014, the Chief Executive Officer and Chairman of the Board of Directors and another Director agreed to convert $1,500,000 aggregate principal of the Company’s convertible debt previously issued to them (the “Convertible Debt”) along with accrued interest of $175,433 into an aggregate of 3,350,867 shares of the Company’s unregistered common stock (the “Conversion”). In connection with the Conversion, the Company entered into an Amendment to Common Stock Purchase Warrants related to warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock (the “Warrants”). The Warrants were issued to them in connection with the issuance of the Convertible Debt (the “Warrant Amendment”). The Warrant Amendment reduces the Exercise Price of all unexercised Warrants from $1.00 per share to $0.50 per share. The Warrants were exercised pursuant to its cashless exercise provisions. An additional 750,000 shares of the Company’s unregistered common stock will be issued for the warrants. The total number of shares of 4,100,867 were issued on October 30, 2014.

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

Michael Stanford Litigation

On August 20, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortious acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company has realized from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct except as outlined in Part II, Item 1. Legal Proceedings – Michael Stanford Litigation.

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

Projects

Our current active projects include:

Star Mountain (Star Mining District) - The Star Mountain/Chopar Mine project consists of 116 lode-mining claims and four metalliferous mineral lease sections located in the Star Mountain range, Star Mining District, in Beaver County, Utah, approximately five miles west of Milford, Utah. One of the 117 lode-mining claims previously disclosed was administratively disallowed by the Utah Division of the Federal Bureau of Land Management in August 2014. The Star Mountain project involves total area of 2,320 acres. As of the date of this Report, the Company has conducted geological analysis, magnetometry studies, and a limited reverse circulation and core drilling exploration program led by our former CEO.  Subsequent to our former CEO’s departure from the Company in late May 2014, the Company retained an independent geologist and geophysicist firm to undertake a review of the Star Mountain/Chopar project.  Based on their preliminary results, the Company has elected to engage in further substantive drilling, sampling and geophysical reviews in order to ascertain the nature and extent of the inferred mineralization that appears to exist in this area.  At this stage of exploration, the Company cannot state that it has proven or probable reserves, nor can it assure investors that such proven or probable reserves will ever be proven to exist in the project area.  In October 2014, the Company’s third-party geology and geophysical consultants will be commencing further on-site work in order to provide the data necessary to compile a pre-feasibility study of our mineral rights in the project area.  We expect to receive the results of such study in late 2014 or early 2015.

Spor Mountain (Spor Mountain Mining District) - The Spor Mountain project consists of nine mining claims and three metalifferous mineral lease sections located in Juab County, Utah.  The Company’s Spor Mountain/Dugway Minerals project involves a total area of 2,098 acres. Based on the Company’s preliminary geological analysis and two prospect pit excavations, it is estimated that total inferred reserves at the Dugway Minerals site may ultimately involve more than 4,000,000 ounces of silver, commercial concentrations of beryllium and other precious and base metals.  The Company’s inferred reserve calculations have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for our mineral and excavation rights. Furthermore, at the present time, we have not established a program of further exploration and engineering to establish proven or probable reserves for any of our mineral rights at the Spor Mountain project, and, as such, investors are cautioned that inferred reserve calculations may not be indicative of an economically recoverable resource.

Ogden Bay Minerals - Ogden Bay Minerals is a developing mineral excavation project on federal protected wetlands, canals and river systems across 25 square miles of land area known as North Delta, located in West Ogden, Utah. The Company was commissioned by the State of Utah Division of Natural Resources, USDA Natural Resources Conservation Service and Weber County Emergency Management to restore habitat, repair damage, dredge silt and sand and remove debris from the Weber River.  Our excavation and harvesting rights are maintained through easement rights obtained from Weber County and a special use river/stream alteration permit as part of a State of Utah/Weber County flood mitigation project. The project contains deposits of alluvial mineral deposits that are created and replenished from 125 miles of river flow from the nearby Wasatch Mountain Range.  These alluvial mineral deposits appear to have commercial grades of zircon, usable silica, and other heavy mineral ore.  The economic feasibility of processing the alluvial material to extract the mineralization has not yet been determined and significant testing will be required in order to determine if such processing is economically warranted.  The Company intends to commence further assaying and engineering studies in the second quarter of 2015 to determine the economic feasibility of proceeding with the Ogden Bay Minerals project.

Products

Subject to satisfactory engineering and geophysical results as discussed above and access to sufficient capital, we intend to develop our project mining claims, mineral leases and excavation rights to produce the following specialized mining products:

●	Copper Ore with Precious Metals Component - Hard rock mineralized material will be drilled, blasted, excavated and hauled, then crushed and classified to customer specifications. We will deliver this product on-demand or just in time to customers on a 24/7 schedule, utilizing truck and pup combos for local deliveries, and rail for regional deliveries. The Union Pacific Railroad main line from Los Angeles to Ogden, Utah, is routed through Milford, Utah, approximately five miles east of our Star Mountain project site.

●	Mined Mineral Concentrates - Finely divided particles from hard rock mining and recovery operations containing significant enrichments of silver and gold will be upgraded by gravity concentrating methods to contain a minimum 3,000 grams of precious metals per ton of concentrate. Mineral concentrate products are dried, bagged, and shipped to customers.

Results of Operations for the three months ended March 31, 2014 and 2013

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenue. No revenue was generated for the three months ended March 31, 2014 and the three months ended March 31, 2013.

Cost of revenue. The cost of revenue for the three months ended March 31, 2014 and the three months ended March 31, 2013 was zero.

Operating Expenses. Operating expenses were $576,882 and $327,816 for the three months ended March 31, 2014 and March 31, 2013, respectively. The increase is due to increased costs for accounting services.

Operating Loss. The operating loss was $576,882 and $327,816 for the three months ended March 31, 2014 and March 31, 2013, respectively. The increase is due to increased costs for accounting services.

Interest Expense. Interest expense, including interest expense–related parties and amortization of debt discount, was $164,693 and $7,351 for the three months ended March 31, 2014 and March 31, 2013, respectively. The increase was due to convertible notes.

Net Loss. Our net loss was $741,575 and $335,167 for the three months ended March 31, 2014 and March 31, 2013, respectively. The increase in net loss was a result of the increases in operating and interest expense discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had cash of $136,595 and $79 as of March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, current liabilities exceeded current assets creating negative working capital balances of $321,771 and $503,809 respectively.

Net cash used in operating activities was $200,059 and $270,960 for the three months ended March 31, 2014 and March 31, 2013, respectively.

Net cash provided by financing activities was $500,000 and $400,007 for the three months ended March 31, 2014 and March 31, 2013, respectively. The Company had total assets at March 31, 2014 of $1,728,459.

Cash Requirements

We do not have sufficient liquidity to satisfy our cash requirements for the next twelve months which will require us to raise additional equity and /or debt capital in order to implement our business strategy. We intend to develop a significant capital investment program to scale our production capacity which will require us to raise additional debt or equity capital. Any issuance of equity securities will result in dilution to our stockholders. Issuance of debt or convertible securities could also involve substantial dilution to our stockholders or operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned exploration activities which could harm our financial conditions and operating results.

We do not currently have any contractual restrictions (other than the provisions related to Convertible Notes, see NOTE 9) on our ability to incur debt and, accordingly, we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Related Party Transactions

At March 31, 2014 and December 31, 2013, we had outstanding stipulated agreement liability with a related party of $79,272 and $91,772, respectively.

At the period ended March 31, 2014, the majority shareholder owed to the Company $1,426,261 for personal use of Company assets.

On August 20, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company has realized from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct except as outlined in Part II, Item 1. Legal Proceedings – Michael Stanford Litigation

Off-Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2014. This evaluation was carried out under the supervision and with the participation of our president, Joseph Marchal and our interim chief financial officer, Donna S. Moore, the certifying officers. Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2014, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

DOSECC Lien

On January 16, 2014, DOSECC Exploration Services (“DOSECC”) filed a lien in Beaver County, UT on the Chopar Mine for an outstanding balance owed in connection with their work in the alleged amount of seventy thousand dollars ($70,000.00). In August, 2014, DOSECC filed a lawsuit in Utah Fifth District Court for the allegedly delinquent balance and are reportedly in a position to seek a default judgment and foreclosure on the Chopar Mine. However, the foreclosure and the DOSECC lawsuit have been temporarily delayed until the Court-ordered accounting with Michael Stanford is completed. See below. The alleged amount noted above is reflected in the financial statements as a liability.

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

The Company believes that its claims in the above case are substantial for the reasons discussed above. Litigation is, however, inherently unpredictable. The final outcome of this lawsuit is subject to significant uncertainties and, therefore, determining the likelihood of a recovery and/or the measurement of any recovery is complex. Consequently, we are unable to estimate the range of reasonably possible recovery. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 27, 2014, the Company issued 650,000 shares of common stock for professional services valued at $455,000. See Subsequent Events – Cancellation of Shares.

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

ITEM 5. OTHER INFORMATION.

On January 22, 2014 and March 12, 2014, the Company issued convertible promissory notes in the principal amounts of $200,000 and $300,000, respectively (the “Notes”) and warrants to purchase shares of the Company’s common stock to an individual investor. The overall terms of the Notes are as follows:

●	Interest rate: 12% per annum

●	Due date: October 15, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Notes may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Notes are senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Notes is granted the right through October 15, 2015 to purchase 200,000 and 300,000 shares of the Company’s common stock at $1.00 per share, respectively.

●	The Notes are secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.

●	The Notes are secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Notes rank pari passu in right of payment with the other convertible promissory notes executed under the Company’s offering of the convertible notes in August 2013 and October 2013.

●	During the time that any portion of the Notes are outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

The January 22, 2014 and March 12, 2014 Notes and the Pledge and Security Agreements and Subscription Agreements entered into by the Company and the investor in connection with the issuance of the respective Notes are substantially identical in form to the Notes, Pledge and Security Agreements and Subscription Agreements entered into between the Company and the investors in the Company’s offering of its convertible notes in August 19, 2013 and October 18, 2013.

ITEM 6. EXHIBITS.

No.	Description

10.1	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.2	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.3	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.4	12% Convertible Redeemable Promissory Note dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward Brogan (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 24, 2013).

10.5	Pledge and Security Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward Brogan (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on October 24, 2013).

10.6	Common Stock Purchase Warrant dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward Brogan (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on October 24, 2013).

10.7	Agreement of Mutual Understanding and Settlement between Jameson Stanford Resources Corporation and Donald Sutherland dated September 18, 2014 (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 1, 2014).

10.8	Form of Amendment to Common Stock Purchase Warrant dated October 27, 2014 (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 29, 2014).

31.1	Section 302 Certificate of President and Chief Operating Officer *

31.2	Section 302 Certificate of Interim Chief Financial Officer *

32.1	Section 906 Certificate of President and Chief Operating Officer *

32.2	Section 906 Certificate of Interim Chief Financial Officer *

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Stanford Resources Corporation

Date: November 3, 2014	By:	/s/ Joseph Marchal
Joseph Marchal
President and Chief Operating Officer
(Principal Executive Officer)

Date: November 3, 2014	By:	/s/ Donna S Moore
Donna S. Moore
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

