Form 10-Q
period 2014-06-30
JAMESON STANFORD RESOURCES Corp
filed 2014-11-03
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on November 3, 2014, was 15,644,729 shares.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$23,784	$79
Prepaid expenses	7,905	31,620
Deposits	-	5,100

Total current assets	31,689	36,799

Property & equipment, net	85,477	95,616
Advances to related party shareholders	1,491,320	1,262,836
Mineral Rights	25,869	25,869
Surety Bond	24,325	24,325

TOTAL ASSETS	$1,658,680	$1,445,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$491,278	420,470
Accrued compensation	-	4,000
Contract payable	-	24,366
Stipulated agreement liability - related party	79,272	91,772
Loans payable - related party	25,000	-

Total current liabilities	595,550	540,608

Convertible debt - related party	668,051	178,858

Total Liabilities	1,263,601	719,466

STOCKHOLDERS’ EQUITY
Common stock, authorized 350,000,000 shares, $.001 par value, 40,903,862 and 40,253,862 issued and outstanding, respectively	$40,904	$40,254
Additional paid in capital	5,141,299	4,366,960
Accumulated deficit	(4,787,124)	(3,681,235)

Total Stockholders’ Equity	395,079	725,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,658,680	$1,445,445

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Executive Compensation	6,000	45,000	30,000	90,000
Exploration and development costs	5,214	17,718	26,936	132,995
General and administrative	143,759	295,353	674,919	452,109
General and administrative - related party	-	-	-	10,783

Total Operating Expenses	154,973	358,071	731,855	685,887

Net Loss from Operations	(154,973)	(358,071)	(731,855)	(685,887)

OTHER INCOME AND (EXPENSE)
Extinguishment of debt	-	(60,000)	-	(60,000)
Interest expense - related parties	(206,714)	(4,964)	(369,949)	(10,959)
Interest expense	(2,627)	(1,534)	(4,085)	(2,890)

NET LOSS	$(364,314)	$(424,569)	$(1,105,889)	$(759,736)

Basic and diluted (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Basic and diluted weighted average shares outstanding	40,903,862	31,554,286	40,695,575	31,427,845

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net loss	$(1,105,889)	$(759,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,139	4,784
Imputed interest	-	10,960
Shares issued for services	455,000	312,000
Contributed capital	21,000	-
Loss on extinguishment of debt	-	60,000
Amortization of debt discount	288,182	-
Changes in operating assets and liabilities
Prepaid expense	23,715	(60,400)
Deposits	5,100	-
Accounts payable and accrued expenses	(10,959)	122,536
Accrued interest - related party	81,767	-
Accrued interest	-	2,890
Accrued compensation	(4,000)	(120,000)
Contract payable	(24,366)	-
Stipulated agreement	(12,500)	-

Net cash used in operating activities	(272,811)	(426,966)

Cash flows from investing activities
Advances to related party shareholders	(228,484)	(69,130)
Purchase of property and equipment	-	(3,929)

Net cash used in investing activities	(228,484)	(73,059)

Cash flows from financing activities
Cash deficit	-	18
Proceeds from issuance of convertible debt - related party	500,000	-
Proceeds from issuance of common stock subscribed	-	550,000
Proceeds from loan payable - related party	25,000	-
Advances from related party shareholders	-	(49,993)

Net cash provided by financing activities	525,000	500,025

Net increase (decrease) in cash	23,705	-

Cash, beginning of period	79	$-

Cash, end of period	$23,784	$-

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Non-cash investing and financing activities
Warrants issued with convertible debt	$298,989	$-
Settlement of debt with contributed capital	$-	$110,000

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

The current operating activities of the Company include exploration and pre-extraction activities related to certain mining claims, mineral leases and excavation rights (collectively referred to herein as “mineral rights”) for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for our mineral and excavation rights. Furthermore, at the present time, we have not established a program of further exploration and engineering to establish proven or probable reserves for any of our mineral rights.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a deficit accumulated of $4,787,124 as of the period ended June 30, 2014. Further losses are anticipated in the development of its business.

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

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The interim financial information of the Company as of period ended June 30, 2014 and June 30, 2013 is unaudited. The balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2013.

NOTE 4 – MINERAL RIGHTS

At June 30, 2014, the Company had certain mining claims, mineral leases and excavation rights for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of minerals excavated from these properties. The Company has not established proven or probable reserves on any of its mineral projects and no minerals have been extracted from these properties as of June 30, 2014. As of June 30, 2014, mineral rights are $25,869.

NOTE 5 – TRANSACTIONS WITH RELATED PARTY

At the period ended June 30, 2014, the former CEO and majority owner owed to the Company $1,491,320 as a result of personal use of Company assets.

At the period ended June 30, 2014, related parties contributed services that were valued at $15,000. This was recorded in the Statements of Operations and Additional Paid in Capital on the Balance Sheet.

At the period ended June 30, 2014, a related party loaned to the Company $25,000.

On August 20, 2014 the Company filed a complaint against Michael Stanford, its former sole director, CEO and largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts involving the Company. The financial statements do not reflect, however, any claims or recovery the Company has realized from this lawsuit against Mr. Stanford as a result of his improper conduct except as outline in Note 13 – Subsequent Events – Michael Stanford Litigation.

note 6 – stipulated Agreement LIABILITY – RELATED PARTY

The Company entered into an agreement with Michael Christiansen, an officer of the Company (“Christiansen”) on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123,272 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The Amount Due was agreed to be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which the company receive at least three million dollars ($3,000,000) of equity funding, or (b) December 31, 2014. The Company has the right to prepay any part of this amount without any prepayment penalty. In no event, however, shall the balance due be paid later than December 31, 2014. In the event of a change of control, the Company is obligated to pay in full the portion of the Amount Due that remains unpaid. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due. During the period ended June 30, 2014, the Company made payments of $12,500 resulting in a remaining liability of $79,272 recorded as Stipulated Agreement Liability – Related Party in the accompanying financial statements.

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

NOTE 8 – CONVERTIBLE NOTES – RELATED PARTIES

On August 19, 2013 the Company issued a $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: September 14, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

June 30, 2014
Principal amount	$500,000
Unamortized debt discount	(263,964)
Net carrying amount	$236,036

For the period ended June 30, 2014, the Company recorded $30,167 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $106,976 as amortization of the debt discount. At June 30, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 500,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $160,138. The following weighted-average assumptions were used in the Black-Scholes calculation:

June 30, 2014
Expected term (years)	2.1
Expected volatility	125.5%
Risk-free interest rate	0.36%
Dividend yield	0%

On October 18, 2013 the Company issued another $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an second individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 31, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

June 30, 2014
Principal amount	$500,000
Unamortized debt discount	(328,398)
Net carrying amount	$171,602

For the period ended June 30, 2014, the Company recorded $30,167 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $121,804 as amortization of the debt discount. At June 30, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 500,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $209,503. The following weighted-average assumptions were used in the Black-Scholes calculation:

June 30, 2014
Expected term (years)	2.0
Expected volatility	125.5%
Risk-free interest rate	0.33%
Dividend yield	0%

On January 22, 2014 the Company issued a $200,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 15, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through October 15, 2015 to purchase 200,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Consolidated Balance Sheets report the following related to the convertible promissory note:

June 30, 2014
Principal amount	$200,000
Unamortized debt discount	(34,352)
Net carrying amount	$165,648

For the period ended June 30, 2014, the Company recorded $10,533 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $11,572 as amortization of the debt discount. At the period ended June 30, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 200,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $45,924. The following weighted-average assumptions were used in the Black-Scholes calculation:

June 30, 2014
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

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 12, 2014 the Company issued a $300,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to a second individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 15, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through October 15, 2015 to purchase 300,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Consolidated Balance Sheets report the following related to the convertible promissory note:

June 30, 2014
Principal amount	$300,000
Unamortized debt discount	(205,235)
Net carrying amount	$94,765

For the period ended June 30, 2014, the Company recorded $10,900 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $47,831 as amortization of the debt discount. At the period ended June 30, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

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

June 30, 2014
Expected term (years)	1.6
Expected volatility	177.0%
Risk-free interest rate	0.37%
Dividend yield	0%

The January 22, 2014 and March 12, 2014 Notes and the Pledge and Security Agreements and Subscription Agreements entered into by the Company and the related parties in connection with the issuance of the respective Notes are substantially identical in form to the Notes, Pledge and Security Agreements and Subscription Agreements entered into between the Company and the related parties in the August 19, 2013 and October 18, 2013 issuances discussed above.

NOTE 9 – CONTRACTS AND LEASE COMMITMENTS

Office Leases

Commencing February 1, 2013 and continuing to January 31, 2014, the Company rented residential office space from an entity controlled by the Majority Owner. The monthly lease payment was comparable to rents paid by non-related parties for similar office space in the area.

Commencing October 1, 2013 and continuing to June 30, 2014, the Company leased executive office space totaling 430 square feet. The Company is obligated to monthly lease payments of $5,300. The agreement is renewable at the option of the Company in three month increments. The current lease expired June 30, 2014 and was not renewed. The Company was required to submit a refundable deposit of $5,100. The refundable deposit was returned to the Company during the period ended June 30, 2014.

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

Royalty Agreement

Under a memorandum of understanding, the Company is obligated to pay an existing investor, a royalty equal to $.50 per metric tonne (approx 2,200 lbs) for any sales of ore until the investor has recouped his investment of $750,000. No royalty expense has been incurred or recorded related to this agreement for the period ended June 30, 2014. See Note 15 – Subsequent Events – Share Cancellation

NOTE 10 – EQUITY TRANSACTION

On February 27, 2014, the Company issued 650,000 restricted common shares to a professional services company controlled by an officer of the Company. Based on a closing common share value of $.70 on the issuance date, professional services expense of $455,000 was recorded. See Note 15 – Subsequent Events, Share Cancellation.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 – LEGAL

On January 16, 2014, DOSECC Exploration Services (“DOSECC”) filed a lien in Beaver County, UT on the Chopar Mine for an outstanding balance owed in connection with their work in the alleged amount of seventy thousand dollars ($70,000.00). In August, 2014, DOSECC filed a lawsuit in Utah Fifth District Court for the allegedly delinquent balance and are reportedly in a position to seek a default judgment and foreclosure on the Chopar Mine. However, the foreclosure and the DOSECC lawsuit has been temporarily delayed until the Court-ordered accounting with Michael Stanford is completed. See Note 15 – Subsequent Events, Michael Stanford Litigation. The alleged amount noted above is already reflected in the financial statements as a liability.

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

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Share Cancellation

On October 1, 2014, but effective September 18, 2014, a shareholder signed an Agreement of Mutual Understanding and Settlement wherein the shareholder agrees to:

1.	Cancel a non-binding Memorandum of Understanding (“MOU”) wherein it was purported to contract for the purchase of common shares of the Company and grant a certain Royalty (the “Royalty”)

2.	Return 3,860,000 shares of common stock resulting in the shareholder having 1,500,000 shares at $.50 per share for the $750,000 previously invested. The shares were cancelled on October 9, 2014.

3.	Surrender all rights to the Royalty in the original MOU

On September 25, 2014, the former Chief Financial Officer of the Company signed a Mutual Release, Non-Disparagement, Stock Cancellation and Non-Solicitation Agreement wherein he agreed to return 500,000 shares of our common stock that he owns for cancellation by the Company and agreed to cancel the amount payable to his company for accounting and financial consulting work in the amount of $13,715.86. The shares were cancelled on October 9, 2014.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt and Warrant Conversion – Related Parties

On October 22, 2014, the Chief Executive Officer and Chairman of the Board of Directors and another Director agreed to convert $1,500,000 aggregate principal of the Company’s convertible debt previously issued to them (the “Convertible Debt”) along with accrued interest of $175,433 into an aggregate of 3,350,867 shares of the Company’s unregistered common stock (the “Conversion”). In connection with the Conversion, the Company entered into an Amendment to Common Stock Purchase Warrants related to warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock (the “Warrants”). The Warrants were issued to them in connection with the issuance of the Convertible Debt (the “Warrant Amendment”). The Warrant Amendment reduces the Exercise Price of all unexercised Warrants from $1.00 per share to $0.50 per share. The Warrants were exercised pursuant to its cashless exercise provisions. An additional 750,000 shares of the Company’s unregistered common stock will be issued for the warrants. The total number of shares of 4,100,867, were issued on October 30, 2014.

Office Space

As of July 1, 2014, the corporate office of the Company is located at 605 W. Knox Rd., Suite 202, Tempe, Arizona. These facilities are furnished rent free by one of the Company’s shareholders.

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

Projects

Our current active projects include:

Star Mountain (Star Mining District) - The Star Mountain/Chopar Mine project consists of 116 lode-mining claims and four metalliferous mineral lease sections located in the Star Mountain range, Star Mining District, in Beaver County, Utah, approximately five miles west of Milford, Utah. One of the 117 lode-mining claims previously disclosed was administratively disallowed by the Utah Division of the Federal Bureau of Land Management in August 2014. The Star Mountain project involves total area of 2,320 acres. As of the date of this Report, the Company has conducted geological analysis, magnetometry studies, and a limited reverse circulation and core drilling exploration program lead by our former CEO. Subsequent to our former CEO’s departure from the Company in late May 2014, the Company retained an independent geologist and geophysicist firm to undertake a review of the Star Mountain/Chopar project. Based on their preliminary results, the Company has elected to engage in further substantive drilling, sampling and geophysical reviews in order to ascertain the nature and extent of the inferred mineralization that appears to exist in this area. At this stage of exploration, the Company cannot state that it has proven or probable reserves, nor can it assure investors that such proven or probable reserves will ever be proven to exist in the project area. In October 2014, the Company’s third-party geology and geophysical consultants will be commencing further on-site work in order to provide the data necessary to compile a pre-feasibility study of our mineral rights in the project area. We expect to receive the results of such study in late 2014 or early 2015.

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

Results of Operations for the three and six months ended June 30, 2014 and June 30, 2013

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenue. No revenue was generated for the three and six months ended June 30, 2014 and June 30, 2013.

Cost of revenue. The cost of revenue for the three and six months ended June 30, 2014 and June 30, 2013 was zero.

Operating Expenses. Operating expenses were $154,973 and $358,071for the three months ended June 30, 2014 and June 30, 2013, respectively. Operating expenses were $731,855 and $685,887 for the six months ended June 30, 2014 and June 30, 2013, respectively. The decrease for the three month period is due to reduction in executive compensation and investor relations expenses. The increase for the six months is due to increased costs for accounting services but reduction in executive compensation, exploration costs and investor relations expenses.

Operating Loss. The operating loss was $154,973 and $358,071 for the three months ended June 30, 2014 and June 30, 2013, respectively. The operating loss was $731,855 and $685,887 for the six months ended June 30, 2014 and June 30, 2013, respectively. The decrease for the three month period is due to reduction in executive compensation and investor relations expenses. The increase for the six month period is due to increased costs for accounting services but reduction in executive compensation, exploration costs and investor relations expenses.

Interest Expense. Interest expense, including interest expense–related parties and amortization of debt discount, was $209,341 and $6,498 for the three months ended June 30, 2014 and June 30, 2013, respectively. Interest expense, including interest expense-related parties and amortization of debt discount was $374,034 and $13,849. The increase was primarily related to costs of borrowing from unrelated parties and the issuance of convertible notes.

Net Loss. Our net loss was $364,314 and $424,569 for the three months ended June 30, 2014 and June 30, 2013, respectively. Our net loss was $1,105,889 and $759,736 for the six months ended June 30, 3014 and June 30, 2013, respectively. The increase in net loss was a result of the decreases in operating expenses and increases in interest expense discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had cash of $23,784 and $79 as of June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, current liabilities exceeded current assets creating negative working capital balances of $563,861 and $503,809, respectively.

Net cash used in operating activities was $272,811 and $426,966 for the six months ended June 30, 2014 and June 30, 2013, respectively.

Net cash provided by financing activities was $525,000 and $500,025 for the six months ended June 30, 2014 and June 30, 2013, respectively. The Company had total assets at June 30, 2014 of $1,658,680.

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

We do not currently have any contractual restrictions (other than the provisions related to Convertible Notes – Related Parties, see NOTE 9) on our ability to incur debt and, accordingly, we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Related Party Transactions

At June 30, 2014 and December 31, 2013, we had outstanding stipulated agreement liability with a related party of $79,272 and $91,772, respectively.

At the period ended June 30, 2014, the majority shareholder owed to the Company $1,491,320 for personal use of Company assets.

At the period ended June 30, 2014, related parties contributed services valued at $15,000. This was recorded in the Statements of Operations and Additional Paid in Capital on the Balance Sheet.

At the period ended June 30, 2014, a related party loaned to the Company $25,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2014. This evaluation was carried out under the supervision and with the participation of our president, Joseph Marchal and our interim chief financial officer, Donna S. Moore, the certifying officers. Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2014, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

DOSECC Lien

On January 16, 2014, DOSECC Exploration Services (“DOSECC”) filed a lien in Beaver County, UT on the Chopar Mine for an outstanding balance owed in connection with their work in the alleged amount of seventy thousand dollars ($70,000.00). In August, 2014, DOSECC filed a lawsuit in Utah Fifth District Court for the allegedly delinquent balance and are reportedly in a position to seek a default judgment and foreclosure on the Chopar Mine. However, the foreclosure and the DOSECC lawsuit has been temporarily delayed until the Court-ordered accounting with Michael Stanford is completed. See Below. The alleged amount noted above is already reflected in the financial statements as a liability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 27, 2014, the Company issued 650,000 shares of common stock for professional services valued at $455,000. See Note 15 - Subsequent Event, Share Cancellation.

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

ITEM 5. OTHER INFORMATION.

On January 22, 2014 and March 12, 2014, the Company issued convertible promissory notes in the principal amounts of $200,000 and $300,000, respectively (the “Notes”) and warrants to purchase shares of the Company’s common stock to a related party. The overall terms of the Notes are as follows:

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

 The January 22, 2014 and March 12, 2014 Notes and the Pledge and Security Agreements and Subscription Agreements entered into by the Company and the related party in connection with the issuance of the respective Notes are substantially identical in form to the Notes, Pledge and Security Agreements and Subscription Agreements entered into between the Company and the related parties in the Company’s offering of its convertible notes in August 19, 2013 and October 18, 2013.

ITEM 6. EXHIBITS.

No.	Description

10.1	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.2	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.3	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on August 29, 2013).

10.4	12% Convertible Redeemable Promissory Note dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward Brogan (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 24, 2013).

10.5	Pledge and Security Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward Brogan (Incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on October 24, 2013).

10.6	Common Stock Purchase Warrant dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward Brogan (Incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on October 24, 2013).

10.7	Agreement of Mutual Understanding and Settlement between Jameson Stanford Resources Corporation and Donald Sutherland dated September 18, 2014 (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 1, 2014).

10.8	Form of Amendment to Common Stock Purchase Warrant dated October 27, 2014 (Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 29, 2014).

31.1*	Section 302 Certificate of President and Chief Operating Officer

31.2*	Section 302 Certificate of Interim Chief Financial Officer

32.1*	Section 906 Certificate of President and Chief Operating Officer

32.2*	Section 906 Certificate of Interim Chief Financial Officer

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

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

