Form 10-Q
period 2014-09-30
JAMESON STANFORD RESOURCES Corp
filed 2014-11-18
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on November 14, 2014, was 15,644,729 shares.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMESON STANFORD RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,789	$79
Prepaid expenses	16,482	31,620
Deposits	150	5,100

Total current assets	18,421	36,799

Property & equipment, net	79,688	95,616
Advances to related party shareholders	-	1,262,836
Mineral Rights	25,869	25,869
Surety Bond	24,325	24,325

TOTAL ASSETS	$148,303	$1,445,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$542,651	420,470
Accrued compensation	-	4,000
Contract payable	-	24,366
Stipulated agreement liability	79,272	91,772
Loans payable - related party	78,559	-

Total current liabilities	700,482	540,608

Convertible debt - related party	831,036	178,858

Total Liabilities	1,531,518	719,466

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, authorized 350,000,000 shares, $.001 par value, 15,903,862 and 40,253,862, issued and outstanding, respectively	$15,904	$40,254
Additional paid in capital	3,821,479	4,366,960
Accumulated deficit	(5,220,598)	(3,681,235)

Total Stockholder’s Equity (Deficit)	(1,383,215)	725,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,303	$1,445,445

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Executive Compensation	36,000	57,000	66,000	147,000
Exploration and development costs	19,352	214,282	46,288	347,277
General and administrative	143,833	309,997	818,752	762,106
General and administrative - related party	-	-	-	10,783

Total Operating Expenses	199,185	581,279	931,040	1,267,166

Net Loss from Operations	(199,185)	(581,279)	(931,040)	(1,267,166)

OTHER INCOME (EXPENSES)
Gain (Loss) on extinguishment of debt	-	-	-	(60,000)
Interest expense, related parties	(208,985)	(38,663)	(578,934)	(49,622)
Interest expense	(1,361)	(460)	(5,446)	(3,350)
Loss on sale of fixed asset	(23,943)	-	(23,943)	-

NET LOSS	$(433,474)	$(620,402)	$(1,539,363)	$(1,380,138)

Basic and diluted (loss) per share	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Basic and diluted weighted average shares outstanding	38,729,949	34,323,307	40,033,166	32,315,986

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities
Net loss	$(1,539,363)	$(1,380,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,985	7,346
Imputed interest	-	15,957
Shares issued for services	455,000	586,207
Contributed capital	103,500	-
Loss on extinguishment of debt	-	60,000
Loss on sale of fixed asset	23,943	-
Amortization of debt discount	451,167	24,823
Changes in operating assets and liabilities
Prepaid expense	15,138	(17,815)
Deposits	4,950	(77,800)
Surety bond	-	(24,325)
Accounts payable and accrued expenses	(5,586)	58,052
Accrued interest - related party	127,767	5,158
Accrued compensation	(4,000)	(168,000)
Contract payable	(24,366)	-
Stipulated agreement	(12,500)	112,772

Net cash used in operating activities	(392,365)	(797,763)

Cash flows from investing activities
Advances to related party shareholders	(228,484)	(263,074)
Sale (Purchase) of property and equipment	44,000	(6,528)

Net cash used in investing activities	(184,484)	(269,602)

Cash flows from financing activities
Proceeds from issuance of convertible debt - related party	500,000	500,000
Proceeds from issuance of common stock subscribed	-	750,000
Proceeds from loan payable	-	(42,000)
Proceeds from loan payable - related party	78,559	-
Advances from related party shareholders	-	(49,993)

Net cash provided by financing activities	578,559	1,158,007

Net increase (decrease) in cash	1,710	90,642

Cash, beginning of period	79	-

Cash, end of period	$1,789	$90,642

Supplemental Information:
Settlement of debt with contributed capital	$-	$110,000
Warrants issued with convertible debt	$298,989	$450,138
Collection of advances through cancellation of stock	$1,427,320	$-
Repayment of advances through return of property and equipment	$64,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

On October 29, 2012, Jameson Stanford Resources Corporation (the “Company”) merged with Bolcán Mining Corporation (Note 2). Prior to the merger, the Company was a publically traded shell company with no business operations. The shell company was originally incorporated under the laws of the state of Nevada in September 2009 as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States. As a result of the merger, the Company is no longer considered a shell company.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $5,220,598 as of the period ended September 30, 2014. Further losses are anticipated in the development of its business.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The interim financial information of the Company as of period ended September 30, 2014 and September 30, 2013 is unaudited. The balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2013.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – MINERAL RIGHTS

At September 30, 2014, the Company had certain mining claims, mineral leases and excavation rights for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of minerals excavated from these properties. The Company has not established proven or probable reserves on any of its mineral projects and no minerals have been extracted from these properties as of September 30, 2014. As of September 30, 2014, mineral rights are $25,869.

NOTE 5 – TRANSACTIONS WITH RELATED PARTY

At the period ended September 30, 2014, related parties contributed services that were valued at $103,500. This was recorded in the Statements of Operations and Additional Paid in Capital on the Balance Sheet.

At the period ended September 30, 2014, the Company owed to a related party $78,559.

At the period ended September 30, 2014, related parties owned Convertible Debt issued by the Company with a balance of $831,035, net of unamortized loan discount. See Note 8 – Convertible Notes.

On September 22, 2014 the Company obtained a Default Judgment against Michael Stanford, its former sole director, CEO and largest shareholder awarding the Company money damages of $23.5 million, requiring Mr. Stanford to return to the Company 25,000,000 shares of its common stock and for him to transfer to the Company a residential property located in Milford, Utah 84751 and injunctive relief based upon the wrongful, fraudulent and tortuous acts involving the Company. Mr. Stanford returned the stock and conveyed title to the property prior to entry of this judgment. As part of this cancellation the amount owed to the Company by the former CEO of $1,427,320 for personal use of Company assets was eliminated. See Note 11 – Legal Proceedings.

note 6 – stipulated Agreement LIABILITY

The Company entered into an agreement with Michael Christiansen, an officer of the Company (“Christiansen”) at the time on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123,272 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The Amount Due was agreed to be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which the company receive at least three million dollars ($3,000,000) of equity funding, or (b) December 31, 2014. The Company has the right to prepay any part of this amount without any prepayment penalty. In no event, however, shall the balance due be paid later than December 31, 2014. In the event of a change of control, the Company is obligated to pay in full the portion of the Amount Due that remains unpaid. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due. During the period ended September 30, 2014, the Company made payments of $12,500 resulting in a remaining liability of $79,272 recorded as Stipulated Agreement Liability in the accompanying financial statements.

NOTE 7 – LOAN PAYABLE

On May 11, 2012, Christiansen loaned the Company $42,000. The loan was guaranteed by the Majority Owner, called for interest at 12% per annum and was extended to a due date of August 24, 2012. Effective July 1, 2013, the entire balance of $48,598, including accrued interest of $6,598, was incorporated into the Stipulated Agreement settlement with Christiansen and is included in the Amount Due. See NOTE 6.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE NOTES

On August 19, 2013 the Company issued a $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: September 14, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

September 30, 2014
Principal amount	$500,000
Unamortized debt discount	(209,589)
Net carrying amount	$290,411

For the period ended September 30, 2014, the Company recorded $69,333 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $161,351 as amortization of the debt discount. At September 30, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

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

September 30, 2014
Expected term (years)	2.1
Expected volatility	125.5%
Risk-free interest rate	0.36%
Dividend yield	0%

On October 18, 2013 the Company issued another $500,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an second individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 31, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through September 30, 2015 to purchase 500,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

September 30, 2014
Principal amount	$500,000
Unamortized debt discount	(266,487)
Net carrying amount	$233,513

For the period ended September 30, 2014, the Company recorded $58,333 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $183,715 as amortization of the debt discount. At September 30, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 500,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $209,503. The following weighted-average assumptions were used in the Black-Scholes calculation:

September 30, 2014
Expected term (years)	2.0
Expected volatility	125.5%
Risk-free interest rate	0.33%
Dividend yield	0%

On January 22, 2014 the Company issued a $200,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to an individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 15, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through October 15, 2015 to purchase 200,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Consolidated Balance Sheets report the following related to the convertible promissory note:

September 30, 2014
Principal amount	$200,000
Unamortized debt discount	(27,656)
Net carrying amount	$172,344

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2014, the Company recorded $16,667 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $18,268 as amortization of the debt discount. At the period ended September 30, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 200,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $45,924. The following weighted-average assumptions were used in the Black-Scholes calculation:

September 30, 2014
Expected term (years)	1.7
Expected volatility	125.5%

Risk-free interest rate	0.44%
Dividend yield	0%

On March 12, 2014 the Company issued a $300,000 convertible promissory note (the “Note”) and warrants to purchase shares of common stock to a second individual investor. The overall terms of the Note are as follows:

●	Interest rate: 12% per annum.

●	Due date: October 15, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $2.00 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Note, following written notice to the holder of the Note.

●	Optional Conversion: At the option of the holder, the Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.50 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holder has the opportunity to elect to take the cash payment or to convert all or any portion of the Note into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Note is senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holder of the Note is granted the right through October 15, 2015 to purchase 300,000 additional shares of common stock at $1.00 per share.

●	The Note is secured by all of the mineral ownership and mining rights held by the Company in the Star Mountain Mining District and proceeds and distributions from such assets. The Note ranks pari passu in right of payment with the other convertible promissory notes executed under the offering.

●	During the time that any portion of this Note is outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holder at its option has the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Note into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Consolidated Balance Sheets report the following related to the convertible promissory note:

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014
Principal amount	$300,000
Unamortized debt discount	(165,232)
Net carrying amount	$134,768

For the period ended September 30, 2014, the Company recorded $20,100 of accrued interest expense for the contractual interest related to the convertible promissory note and additional interest expense of $87,834 as amortization of the debt discount. At the period ended September 30, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the Company recorded the value of the above warrants to purchase 300,000 shares of its common stock.

Using the Black-Scholes method, such warrants were valued at $253,066. The following weighted-average assumptions were used in the Black-Scholes calculation:

September 30, 2014
Expected term (years)	1.6
Expected volatility	125.5%
Risk-free interest rate	0.37%
Dividend yield	0%

NOTE 9 – CONTRACTS AND LEASE COMMITMENTS

Office Leases

Commencing February 1, 2013 and continuing to January 31, 2014, the Company rented residential office space from an entity controlled by the Majority Owner. The monthly lease payment was comparable to rents paid by non-related parties for similar office space in the area.

Commencing October 1, 2013 and continuing to June 30, 2014, the Company leased executive office space totaling 430 square feet. The Company is obligated to monthly lease payments of $5,300. The agreement is renewable at the option of the Company in three month increments. The current lease expired June 30, 2014 and was not renewed. The Company was required to submit a refundable deposit of $5,100. The refundable deposit was returned.

As of July 1, 2014, the corporate office of the Company is located at 605 W. Knox Rd., Suite 202, Tempe, Arizona. These facilities are furnished rent free by one of the Company’s shareholders. An imputed rent expense of $500 per month was recorded to the Statements of Operations and recorded as Additional Paid in Capital on the Balance Sheet for the period ended September 30, 2014.

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

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Royalty Agreement

Under a memorandum of understanding, the Company is obligated to pay an existing investor, a royalty equal to $.50 per metric tonne (approx 2,200 lbs) for any sales of ore until the investor has recouped his investment of $750,000. No royalty expense has been incurred or recorded related to this agreement for the period ended September 30, 2014. See Note 12 – Subsequent Events, Share Cancellation.

NOTE 10 – EQUITY TRANSACTION

On February 27, 2014, the Company issued 650,000 restricted common shares to a professional services company controlled by an officer of the Company. Based on a closing common share value of $.70 on the issuance date, professional services expense of $455,000 was recorded. See Note 15 – Subsequent Events, Share Cancellation.

In connection with the Company’s issuance of the $200,000 and $300,000 principal amount of Notes on January 22, 2014 and March 12, 2014, respectively, discussed in Note 8 – Convertible Notes, the Company issued warrants to purchase an aggregate of 500,000 shares of its common stock at $1.00 per share. The Warrants expire on October 15, 2015. The exercise price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

On September 22, 2014, 25,000,000 shares of the Company’s common stock previously owned by its former CEO were returned and cancelled pursuant to a court order in connection with the Company’s litigation with its former CEO. As part of the cancellation, the amount owed to the Company by the former CEO for personal use of Company assets was eliminated. See Note 11 – Legal Proceedings.

NOTE 11 – LEGAL PROCEEDINGS

On January 16, 2014, DOSECC Exploration Services (“DOSECC”) filed a lien in Beaver County, UT on the Chopar Mine for an outstanding balance owed in connection with their work in the alleged amount of seventy thousand dollars ($70,000.00). In August, 2014, DOSECC filed a lawsuit in Utah Fifth District Court for the allegedly delinquent balance and are reportedly in a position to seek a default judgment and foreclosure on the Chopar Mine. In November, 2014, the Company and DOSECC agreed to settle the amount due as $40,000 to be paid by December 15, 2014 at which time the lien will be released and all samples and other materials collected by DOSECC would be returned and the Company would have no further liability or debt with DOSECC.

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

Based on this conduct, the complaint included a claim for an accounting, conversion, fraudulent misrepresentation and fraudulent nondisclosure, interference with present and prospective economic relations, declaratory judgment, and injunctive relief. The complaint seeks, among other things, monetary damages of $5,873,675, injunctive relief and punitive damages, cancellation of 25,000,000 shares of the Company’s common stock and the Company’s costs, expenses and attorney’s fees associated with the this lawsuit.

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

JAMESON STANFORD RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

Share Cancellation

On October 1, 2014, but effective September 18, 2014, a shareholder signed an Agreement of Mutual Understanding and Settlement wherein the shareholder agreed to:

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

On September 25, 2014, the former Chief Financial Officer of the Company signed a Mutual Release, Non-Disparagement, Stock Cancellation and Non-Solicitation Agreement wherein he agrees to return 500,000 shares of our common stock that he owns for cancellation by the Company and agrees to cancel the amount payable to his company for accounting and financial consulting work in the amount of $13,716. The shares were cancelled on October 9, 2014.

Debt and Warrant Conversion

On October 22, 2014, the Chief Executive Officer and Chairman of the Board of Directors and another Director agreed to convert $1,500,000 aggregate principal of the Company’s convertible debt previously issued to them (the “Convertible Debt”) along with accrued interest of $175,433 into an aggregate of 3,350,867 shares of the Company’s unregistered common stock (the “Conversion”). In connection with the Conversion, the Company entered into an Amendment to Common Stock Purchase Warrants related to warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock (the “Warrants”). The Warrants were issued to them in connection with the issuance of the Convertible Debt (the “Warrant Amendment”). The Warrant Amendment reduces the Exercise Price of all unexercised Warrants from $1.00 per share to $0.50 per share. The Warrants were exercised pursuant to its cashless exercise provisions. An additional 750,000 shares of the Company’s unregistered common stock will be issued for the warrants. The total number of shares to be issued is 4,100,867.

Proposed Name Change and Increase in Authorized Capital Stock

The Company plans to change its corporate name to Star Mountain Resources, Inc. to reflect its primary focus to explore and conduct pre-extraction activities for mineral rights it holds in the Star Mining District. In addition, the Company plans to increase its authorized capital stock from 350,000,000 shares to 400,000,000 shares, of which 350,000,000 will be common stock and 50,000,000 will be preferred stock. The increase in capital stock is intended to allow the Company to issue capital stock with respect to corporate opportunities without delay. The Company filed a preliminary information statement on Schedule 14C with the Securities and Exchange Commission (the “SEC”) on November 12, 2014 seeking shareholder consent to amend its articles of incorporation to carry out these plans. If the SEC has no comments on the preliminary information statement, the Company expects to amend its articles of incorporation effective November 24, 2014 which is 20 days after the mailing of a definitive information statement to its stockholders. The Company’s proposed amendment to its articles of incorporation also requires us to process the amendment with FINRA prior to the effective date of the amendment.

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

History

We were originally incorporated under the laws of the state of Nevada in September 2009 as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States.

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

Proposed Name Change and Increase in Authorized Capital Stock

The Company plans to change its corporate name to Star Mountain Resources, Inc. to reflect its primary focus to explore and conduct pre-extraction activities for mineral rights it holds in the Star Mining District. In addition, the Company plans to increase its authorized capital stock from 350,000,000 shares to 400,000,000 shares, of which 350,000,000 will be common stock and 50,000,000 will be preferred stock. The increase in capital stock is intended to allow the Company to issue capital stock with respect to corporate opportunities without delay. The Company filed a preliminary information statement on Schedule 14C with the Securities and Exchange Commission (the “SEC”) on November 12, 2014 seeking shareholder consent to amend its articles of incorporation to carry out these plans. If the SEC has no comments on the preliminary information statement, the Company expects to amend its articles of incorporation effective November 24, 2014 which is 20 days after the mailing of a definitive information statement to its stockholders. The Company’s proposed amendment to its articles of incorporation also requires us to process the amendment with FINRA prior to the effective date of the amendment.

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

Projects

Our current active projects include:

Star Mountain (Star Mining District) - The Star Mountain/Chopar Mine project consists of 116 lode-mining claims (was previously 117 lode-mining claims until August 2014 when we were advised that a single claim was administratively disallowed by the Utah Division of the Federal Bureau of Land Management) and four metalliferous mineral lease sections located in the Star Mountain range, Star Mining District, in Beaver County, Utah, approximately five miles west of Milford, Utah. The Star Mountain project involves total area of 3,730 acres. To the date of this Report the Company has conducted geological analysis, magnetometry studies, and a limited reverse circulation and core drilling exploration program lead by our former CEO and sole Director Michael Stanford. Subsequent to Mr. Stanford’s departure from the Company in late May 2014, the Company’s Board of Directors retained an outside independent firm of geologists and geophysicists to undertake a review of the Star Mountain/Chopar project. Based on preliminary results delivered to the Company’s Board of Directors, the Company has resolved to engage in further substantive drilling, sampling and geophysical reviews in order to ascertain the nature and extend of the inferred mineralization that appears to exist. At this stage of exploration the Company cannot state that it has proven or probable reserves, nor can it assure shareholders that such proven or probable reserves will ever be proven to exist in the project area. In October 2014, the Company’s third-party geology and geophysical consultants will be commencing further on-site work in order to provide the data necessary to compile a pre-feasibility study of our mineral rights in the project area. We expect to receive the results of such study in late 2014 or early 2015.

Spor Mountain (Spor Mountain Mining District) - The Spor Mountain project consists of nine mining claims and three metalliferous mineral lease sections located in Juab County, Utah. The Company’s Spor Mountain/Dugway Minerals project involves a total area of 2,098 acres. Based on the Company’s preliminary geological analysis and two prospect pit excavations, it is estimated that total inferred reserves at the Dugway Minerals site may ultimately involve more than 4,000,000 ounces of silver, commercial concentrations of beryllium and other precious and base metals. The Company’s inferred reserve calculations have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for our mineral and excavation rights. Furthermore, at the present time, we have not established a program of further exploration and engineering to establish proven or probable reserves for any of our mineral rights at the Spor Mountain project, and, as such, investors are cautioned that inferred reserve calculations may not be indicative of an economically recoverable resource.

Ogden Bay Minerals - Ogden Bay Minerals is a developing mineral excavation project on federal protected wetlands, canals and river systems across 25 square miles of land area known as North Delta, located in West Ogden, Utah. The Company was commissioned by the State of Utah Division of Natural Resources, USDA Natural Resources Conservation Service and Weber County Emergency Management to restore habitat, repair damage, dredge silt and sand and remove debris from the Weber River. Our excavation and harvesting rights are maintained through easement rights obtained from Weber County and a special use river/stream alteration permit as part of a State of Utah/Weber County flood mitigation project. The project contains deposits of alluvial mineral deposits that are created and replenished from 125 miles of river low from the nearby Wasatch Mountain Range. These alluvial mineral deposits appear to have commercial grades of zircon, usable silica, and other heavy mineral ore. The economic feasibility of processing the alluvial material to extract the mineralization has not yet been determined and significant testing will be required in order to determine if such processing is economically warranted. The Company intends to commence further assaying and engineering studies in the second quarter of 2015 to determine the economic feasibility of proceeding with the Ogden Bay Minerals project.

Products

Subject to satisfactory engineering and geophysical results and access to sufficient capital, we intend to develop our project mining claims, mineral leases and excavation rights to produce the following specialized mining products:

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

Results of Operations for the three and nine months ended September 30, 2014 and September 30, 2013

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenue. No revenue was generated for the three and six months ended September 30, 2014 and September 30, 2013.

Cost of revenue. The cost of revenue for the three and six months ended September 30, 2014 and September 30, 2013 was zero.

Operating Expenses. Operating expenses were $199,185 and $581,279 for the three months ended September 30, 2014 and September 30, 2013, respectively. Operating expenses were $931,040 and $1,267,166 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The decrease for the three month and nine month periods is due to reduction in executive compensation and investor relations expenses.

Operating Loss. The operating loss was $199,185 and $581,279 for the three months ended September 30, 2014 and September 30, 2013, respectively. The operating loss was $931,040 and $1,267,166 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The decrease for the three month and nine month periods is due to reduction in executive compensation and investor relations expenses.

Interest Expense. Interest expense, including interest expense–related parties and amortization of debt discount, was $210,346 and $39,123 for the three months ended September 30, 2014 and September 30, 2013, respectively. Interest expense, including interest expense-related parties and amortization of debt discount was $584,380 and $52,972 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase was primarily related to costs of borrowing from unrelated parties and the issuance of convertible notes.

Net Loss. Our net loss was $433,474 and $620,402 for the three months ended September 30, 2014 and September 30, 2013, respectively. Our net loss was $1,539,363 and $1,380,138 for the nine months ended September 30, 3014 and September 30, 2013, respectively. The decrease in the three month period is due to reduction in executive compensation and investor relations expenses. The slight increase in net loss for the nine month period was a result of the decreases in operating expenses and increases in interest expense discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had cash of $1,789 and $79 as of September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, current liabilities exceeded current assets creating negative working capital balances of $682,061 and $503,809, respectively.

Net cash used in operating activities was $392,365 and $797,763 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Net cash used in investing activities was $184,484 and $269,602 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Net cash used in financing activities was $578,559 and $1,158,007 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The Company had total assets at September 30, 2014 of $149,302.

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

Related Party Transactions

At the period ended September 30, 2014 and December 31, 2013, the Company owed to a related party $78,559 and $0, respectively.

At the period ended September 30, 2014, related parties contributed services valued at $103,500. This was recorded in the Statements of Operations and Additional Paid in Capital on the Balance Sheet.

At the period ended September 30, 2014, related parties owned Convertible Debt issued by the Company with a balance of $831,035, net of unamortized loan discount.

On September 22, 2014 the Company obtained a Default Judgment against Michael Stanford, its former sole director, CEO and largest shareholder awarding the Company money damages of $23.5 million, requiring Mr. Stanford to return to the Company 25,000,000 shares of its common stock and for him to transfer to the Company a residential property located in Milford, Utah 84751 and injunctive relief based upon the wrongful, fraudulent and tortuous acts involving the Company. Mr. Stanford returned the stock and conveyed title to the property prior to entry of this judgment. As part of this cancellation the amount owed to the Company by the former CEO of $1,427,320 for personal use of Company assets was included in the accounting for the cancellation of the shares. After the cancellation of the shares, the amount owed to the Company by the former CEO was eliminated. See Part II, Item 1. Legal Proceedings –. Michael Stanford Litigation.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2014. This evaluation was carried out under the supervision and with the participation of our president, Joseph Marchal and our interim chief financial officer, Donna S. Moore, the certifying officers. Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2014, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

DOSECC Lien

On January 16, 2014, DOSECC Exploration Services (“DOSECC”) filed a lien in Beaver County, UT on the Chopar Mine for an outstanding balance owed in connection with their work in the alleged amount of seventy thousand dollars ($70,000.00). In August, 2014, DOSECC filed a lawsuit in Utah Fifth District Court for the allegedly delinquent balance and are reportedly in a position to seek a default judgment and foreclosure on the Chopar Mine. In November, 2014, the Company and DOSECC agreed to settle the amount due as $40,000 to be paid by December 15, 2014 at which time the lien will be released and all samples and other materials collected by DOSECC would be returned and the Company would have no further liability or debt with DOSECC.

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

On September 17, 2014, prior to the entering of the Judgment, Mr. Stanford conveyed to the Company the real property located at 510 West Center, Milford, Utah 84751 and executed an irrevocable stock power of attorney to convey 25,000,000 shares of our common stock that he owned for cancellation by the Company. The 25,000,000 shares of common stock were cancelled on September 22, 2014. As part of the cancellation the amount owed to the Company by the former CEO of $1,427,320 for personal use of Company assets was eliminated. We are evaluating what future legal proceedings we may pursue in order to collect money damages of $23,494,700 awarded to us pursuant to the Judgment.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

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

None

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

Jameson Stanford Resources Corporation

Date: November 18, 2014	By:	/s/ Joseph Marchal
Joseph Marchal
President and Chief Operating Officer
(Principal Executive Officer)

Date: November 18, 2014	By:	/s/ Donna S. Moore
Donna S. Moore
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

