Form 10-K
period 2014-12-31
Star Mountain Resources, Inc.
filed 2015-03-31
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54405

STAR MOUNTAIN RESOURCES, INC.

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

Copies of Communications to:

Laura Anthony, Esq.

Legal& Compliance, LLC

330 Clematis Street, Suite 217

West Palm Beach, FL 33401

(561) 514-0936

Fax (561) 514-0832

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on March 26, 2015 was 17,173,729 shares.

At June 30, 2014, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $3,875,971, based on the closing sale price of the registrant’s Common Stock on June 28, 2014 of $0.28 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Star Mountain Resources, Inc.

Form 10-K

For the Year Ended December 31, 2014

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our proposed mining business, including estimates of minerals, operational costs and volatility of sales prices,

●	our needs for additional capital,

●	our history of losses,

●	our dependence on third party equipment and services to operate our business,

●	economic, legal, environmental restrictions and business conditions in the mining industry,

●	dependence on key personnel,

●	material weaknesses in our internal control over financial reporting,

●	the closely-held nature of our securities,

●	limited public market for our common stock, and

●	potential dilutive impact of future issuances.

This annual report on Form 10-K and the documents referred to herein should be read thoroughly with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Item 1A., “Risk Factors.” Other sections of this annual report on Form 10-K include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report on Form 10-K, and the statements should not be relied on without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Throughout this annual report on Form 10-K, references to “we”, “our”, “us”, “Star Mountain”, “the Company”, and similar terms refer to Star Mountain Resources, Inc. and its wholly owned subsidiary, Bolcán Mining Corporation.

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

“Mineralized material” as used in this annual report on Form 10-K, although permissible under the United States Securities and Exchange Commission’s (“SEC”) Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits from the Star Mountain/Chopar Mine, Spor Mountain/Dugway Minerals Claim and Ogden Bay Wildlife Management Area in Weber County, Utah will ever be confirmed or converted into SEC Industry Guide 7-compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

PART I

ITEM 1. BUSINESS

Business Development

We are a minerals exploration company focused on acquiring and consolidating mining claims, mineral leases, producing mines, and historic mines with production and future growth potential identified through our exploration efforts. Our operations are focused on the initiation, production and expansion of our acquired mineral resources in the Star Mountain Mining District, Beaver County, Utah and turning them into producing assets.

Projects

With respect to our current projects discussed below, inferred reserve calculations have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of pre-feasibility or feasibility studies for our mineral rights. Furthermore, at the present time, we have not established a program of further exploration and engineering to establish proven or probable reserves for any of our mineral rights, and, as such, investors are cautioned that inferred reserve calculations may not be indicative of an economically recoverable resource. We cannot assure shareholders that proven or probable reserves will ever be proven to exist in any of our project areas.

Our current active projects include:

Star Mountain/Chopar (Star Mining District) - The Star Mountain/Chopar project consists of 116 lode-mining claims and four metalliferous mineral leases located in the Star Mountain range in the Star Mining District, in Beaver County, Utah, approximately five miles west of Milford, Utah. The Star Mountain/Chopar project involves a total area of 3,730 acres. Through the date of this annual report on Form 10-K, the Company has conducted geological analysis, magnetic geophysical studies, and a limited reverse circulation and core drilling exploration program. Based on preliminary results from an independent firm of geologists and geophysicists, the Company has resolved to engage in further substantive field evaluations, geophysical reviews, and drilling, in order to ascertain the nature and extent of the inferred mineralization at this site. In October 2014, the Company’s third-party geology and geophysical consultants commenced on-site work in order to provide the data necessary to compile a preliminary economic assessment study of our mineral rights in the project area. We expect to receive the results of such study in mid-2015.

Ogden Bay Minerals - Ogden Bay Minerals is a mineral excavation project on federal protected wetlands, canals and river systems across 25 square miles of land area known as North Delta, located in West Ogden, Utah. The Company was commissioned by the State of Utah, Division of Natural Resources, USDA Natural Resources Conservation Service and Weber County Emergency Management to restore habitat, repair damage, dredge silt and sand and remove debris from the Weber River. Our excavation and harvesting rights are maintained through easement rights obtained from Weber County and a special use river/stream alteration permit as part of a State of Utah/Weber County flood mitigation project. The project area may contain alluvial heavy mineral deposits. The presence of heavy mineral deposits of potential economic interest has not yet been determined and significant testing will be required in order to determine if such deposits exist and if processing is economically viable and warranted. The Company intends to commence definition and engineering studies in the second quarter of 2015 to determine the economic feasibility of the Ogden Bay Minerals project.

Spor Mountain/Dugway Minerals (Spor Mountain Mining District) - We discontinued efforts to explore for minerals at the Spor Mountain/Dugway Minerals project which consisted of nine mining claims and three metalliferous mineral lease sections located in Juab County, Utah. We recorded a $1,599 impairment charge on Mineral Rights from this discontinued project.

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

Our Industry

Copper Market. Copper is the world’s third most widely used metal, after iron and aluminum, and an important component in the world’s infrastructure. Copper has unique chemical and physical properties, including high ductility, malleability, thermal and electrical conductivity, and resistance to corrosion that has made it a superior material for use in electrical and electronic products, including power transmission and generation, which accounts for about three quarters of the global copper use in the telecommunications, building construction, transportation and industrial machinery businesses. Copper is also an important metal in non-electrical applications such as plumbing and roofing and, when alloyed with zinc to form brass, in many industrial and consumer applications.

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

The World Gold Council, a leading international gold industry research organization, published on its website that total gold demand for 2014 decreased 4% to 3,923.7 tonnes (a tonne is equal to 2,204.6 pounds) year-over-year.

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

Employees

For the years ended December 31, 2014 and 2013, we had no employees. We utilize the services of independent contractors.

Our Corporate History

We were incorporated on June 2, 2009 in Nevada initially as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States.

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

Bolcán Mining was incorporated in 2012 to pursue the exploration of certain mining claims, mineral leases and excavation rights for mining projects located in (a) Star Mining District in Beaver County, Utah, (b) Spor Mountain Mining District in Juab County, Utah, and (c) Ogden Bay Wildlife Management Area in Weber County, Utah. On April 23, 2012, Bolcán Mining acquired certain lode mining claims and mineral leases related to the Star Mining District and Spor Mountain Mining District projects.

Effective as of June 30, 2012, pursuant to an Asset Purchase Agreement between Bolcán Mining and The Bolcán Group LLC (“Bolcán Group”), which was formed in 2010 by Michael Stanford, our former Chief Executive Officer, Director and shareholder, Bolcán Mining purchased all of the assets and assumed certain liabilities of Bolcán Group, resulting in a combination of the two companies.

On May 7, 2012, we entered into an Acquisition Agreement and Plan of Merger, as amended on July 24, 2012 and on October 24, 2012 (collectively referred to as the “Merger Agreement”), with our wholly-owned subsidiary, JSR Sub Co., a Nevada corporation (“Sub Co”), and Bolcán Mining Corporation, a Nevada corporation (“Bolcán Mining”). Pursuant to the Merger Agreement, we issued 25,000,000 shares of unregistered common stock in exchange for 100% of Bolcán Mining’s issued and outstanding capital stock. Pursuant to the terms of the Merger Agreement, on October 29, 2012 Sub Co merged with and into Bolcán Mining (the “Merger”), with Bolcán Mining surviving the Merger as our wholly owned subsidiary. Prior to the Merger, we were a shell company with no business operations. As a result of the Merger, we are no longer considered a shell company.

Effective as of December 15, 2014, we amended our articles of incorporation to change our name to Star Mountain Resources, Inc. in connection with our plans to focus our business on the exploration of the Star Mountain mining project located in the Star Mining District in Beaver County, Utah and the performance of pre-extraction activities for mineral rights for this project. As part of this amendment, we increased the number of authorized shares of our common stock from 350,000,000 to 400,000,000 of which 350,000,000 shares are common stock and 50,000,000 are preferred stock.

Effective as of December 15, 2014, we changed our trading symbol to “SMRS”.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment. Investors should read the section entitled “Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this annual report on Form 10-K.

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

Our management and Board of Directors monitor overall costs and expenses and, if necessary, adjust programs and planned expenditures in an attempt to ensure sufficient operating capital. We continue to evaluate costs and planned expenditures for on-going development, care and maintenance efforts at our mineral properties. The continued development, care and maintenance of our mineral properties will require significant amounts of additional capital. As a result, we likely will need to explore raising additional capital during fiscal 2015 and beyond so that we can continue to fully fund our planned activities. Our ability to obtain this financing will depend upon, among other things, the price of minerals and the industry’s perception of its future price. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding. Therefore, availability of funding is dependent largely upon factors outside of our control and cannot be accurately predicted. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted.

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

If any of our current executive employees were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. Mr. Joseph Marchal is our CEO, Chairman and our critical employee at this time. There is no assurance that we can find suitable individuals to replace him or to add to our employee base if that becomes necessary. We are entirely dependent on Mr. Marchal as our critical personnel at this time. We have no life insurance on Mr. Marchal.

Our independent registered public accounting firm has substantial doubt as to our ability to continue as a going concern.

Because we have suffered recurring losses from operations and have a working capital deficit, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, has modified its report on our audited consolidated financial statements for the years ended December 31, 2014 and 2013, included in this annual report on Form 10-K, in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred substantial losses since our inception and may never be profitable.

We have incurred losses since inception resulting in an accumulated stockholders’ deficit of $7,761,023 as of December 31, 2014, and further losses have continued through the first quarter of 2015 and are anticipated in the development of our business. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from stockholders and directors and the private placement of common stock.

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

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “SMRS.” We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national exchange which are often a more widely-traded and liquid market. Some, but not all, of the factors that may delay or prevent the listing of our common stock on a more widely-traded and liquid market includes the following:

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

Our management has determined that for the years ended December 31, 2014 and 2013, we did not maintain effective internal controls over financial reporting as a result of identified material weaknesses in our internal control over financial reporting described later in this report. There are no assurances that these material weaknesses will not result in errors in our financial statements in future periods. If we are required to restate our financial statements, we will incur additional costs and could be subject to litigation.

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

Rule 144 related risk.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of or at any time during the three months preceding a sale, (ii) we are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

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

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	the issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;

●	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

Administrative Offices

Our primary business office is located at 605 W, Knox Rd., Suite 202, Tempe, AZ. Our phone number is 702-933-0808. Our business office is made available by a shareholder at no cost.

In addition, see Item 1, “Business—Projects” for specific information about our mineral leases and mining claims.

Star Mountain/Chopar Mine (Star Mining District)

On April 23, 2012, the Company paid and capitalized $22,113 to acquire 116 unpatented lode mining claims from the Bureau of Land Management related to the Star Mountain project near Milford, Utah. Collectively, the Star Mountain claims and lease encompass a total area of approximately 3,740 acres.

Star Mountain Mining District Chopar Claim Map: showing claim corners and boundaries.

10
11
12
07
112
117
84
85
87
111
116
83
86
88
110
115
82
89
109
114
81
90
108
113
80
15
14
18
72
68
13
79
95
71
67
78
92
107
107
70
66
77
93
69
65
76
94
18
36
54
64
75
73
17
35
53
63
74
16
34
52
62
15
33
51
61
97
102
22
14
32
23
50
60
103
24
19
13
31
49
59
104
12
30
48
58
96
100
105
11
29
47
57
101
106
10
28
46
91
9
27
45
8
26
44
7
25
43
6
24
42
27
26
5
23
41
56
25
30
4
22
40
55
3
21
39
2
20
38
1
19
37
34
35
36
31
N

Township 28 South, Range 12 West, Salt Lake Meridian

Mineral Lease Tract Boundaries T28S, R12W, SLB&M, Sec. 2 [All], and T29S, R12W, SLB&M, Sec. 2 [All].

32
33
34
35
36
31
32
05
04
03
02
01
06
05
04
08
09
10
11
12
07
08
09
17
16
15
14
13
18
17
16
20
21
22
23
24
19
20
21
29
28
27
26
25
30
29
28
32
33
34
35
36
31
32
33
05
04
03
02
01
06
05
04
09
10
11
12
07
08
N

Township 28 South, Range 12 West, Salt Lake Meridian

The Star Mountain lease has an initial term of 10 years, subject to certain extension provisions. The future minimum annual rental commitment is $1.00 per acre (or $1,408). The lease also provides for a minimum annual royalty payment of $4,224 beginning in the 11th year of the lease (if extended), and requires contingent production royalty payments based on 4% to 8% of the gross value (as defined in the lease) of non-fissionable and fissionable metalliferous minerals, respectively, extracted from the leased area.

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

Star Mountain/Chopar Mine (Star Mining District) General Geology:

The Star Range, and the included Star Mining District, hosts tilted and faulted, early Paleozoic to middle Mesozoic carbonate and clastic sedimentary rocks with Tertiary intrusive and extrusive rocks. Base metal and silver and gold mineralization is associated with the Tertiary intrusive event. The Star Mining District lies within the trend of the Marysville-Pioche Mineral Belt, one of four semi-parallel northeast trending mineral belts marked by current and historic mining and strong east-northeast trending magnetic anomalies. Hydrothermal fluids associated with the intrusive rocks altered and mineralized the host sedimentary rocks.

Mineralization in the Star District consists of veins and fissures, chimney-manto replacements, skarns, and silicified breccia veins and pipes closely associated with three, geographically separate Tertiary intrusive porphyry stocks. The North Star Stock is located in the northern and northwestern part of the District, the Vicksburg Stock is located in the east-central part of the District and the Moscow Stock is located in the southwest extension of the District. Each stock intrudes Mesozoic and Paleozoic carbonate and clastic rocks. They vary in composition from granite to quartz monzonite and are generally composed of medium to coarse grained K-feldspar, plagioclase feldspar, interstitial quartz, biotite and hornblende, and minor pyroxene. Porphyritic textures are common throughout with coarse K-feldspar and plagioclase phenocrysts.

General Statement of Geological/Geophysical/Geochemical Work Completed

Field work completed on the property to date includes limited geological mapping, rock chip geochemical sampling of historic mine dumps, prospects and outcrops and ground magnetometer surveys. Cross sectional and 3D modeling, have been completed using the ground magnetometer survey data, supplemented by publically available regional data sets.

General Statement of Exploration Status

A reverse circulation drilling campaign was undertaken by Star Mountain Resources in 2012 and 2013 with a follow up core drilling campaign in 2013. One of nine RC holes and four of seven core drill holes intercepted skarn mineralization. Comprehensive assay results for these intercepts are not available at this writing.

General Statement Regarding Exploration and Mining Permits

The State of Utah, Division of Natural resources, Division of Oil, Gas, and Mining, Administrative Services, Minerals Program (the “Division”) which regulates all mining activities according to the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended in 1975, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5, required a Notice of Intent to conduct Exploration activities, and to place a Surety Reclamation Bond for exploration of $8,900/first acre and $4,900 each additional acre. Regarding drilling dry, and in addition to the above exploration costs the Division also requires a one-time mob/demob fee of $1,000 and $210 per each exploration hole drilled. Regarding drilling wet up to 7” diameter, and in addition to the above costs the Division requires $7,000 mob/demob charge for holes 800 feet or less plus $4.25/foot plus $210 for cap, $10,000 mob/demob charge for holes between 801 and 1,600 feet plus $210 for cap, $16,000 mob/demob for holes greater than 1,600 feet, and $5.44/foot plus $210 for cap. The Notices are amendable in time and scope and additional bonding may be assessed according to current or future plans, rules, and regulations.

The Chopar property currently does not own a mine plant or mill or mining equipment, and is considered an “initial stage” exploration project, and has no proven or probable reserves as defined by SEC Industry Guide 7.

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

Ogden Bay Minerals Exploration Base Map

Stratigraphy General Statement

The Ogden Bay site lies on an extensive lowland plain formed by Lake Bonneville and Great Salt Lake sediments, in combination with delta deposits, alluvial fans from the Weber River, and other siliceous mineral sands deposited. Sand and soils consist of Warm Springs fine sandy loam, Lakeshore fine sand loam, Leland silt loam, and silica sand.

General Statement of Geophysical/Geochemical Work Completed

In 2010, the Company completed augur soil sampling and assaying of mineralized zones of interest, analyzed combined historical geophysical/geochemical data located in the public realm for the Ogden Bay site. At year-end 2012 we had mined and stockpiled approximately 15,000 short tons of mineral sand for scale of economy and testing for the recovery of silica sand and other minerals of interest.

Further Exploration

Exploration for the Ogden Bay site is on hold pending bulk sampling results for the mineral stockpiles on this site, as well as prospective future federal funding grants that may subsidize the project. The Company expects to resume exploration activities at the Ogden Bay site during 2015.

General Statement Regarding Exploration and Mining Permits

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

On February 2, 2015, the Company received authorization from the Fifth Judicial Circuit Court of Beaver County, Utah to cancel 910,000 shares of common stock that were in the possession of Mr. Stanford. These shares were cancelled on February 2, 2015.

We are evaluating what future legal proceedings we may pursue in order to collect money damages of $23,494,700 awarded to us pursuant to the Judgment. Our ability to collect any further amounts on the Judgment is, however, inherently unpredictable and is subject to significant uncertainties and, therefore, determining the likelihood of a recovery and/or the measurement of any recovery is complex. Consequently, we are unable to estimate the range of reasonably possible further recovery. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption.

Other than as set forth above, we are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, that may materially affect us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “SMRS”. Such trading of our common stock is limited and sporadic.

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2014 and 2013. The bid information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2014
December 31, 2014	$1.02	$1.02
September 30, 2014	$0.88	$0.55
June 30, 2014	$0.28	$0.28
March 31, 2014	$0.59	$0.59
Fiscal Year 2013
December 31, 2013	$0.44	$0.42
September 30, 2013	$1.23	$1.23
June 30, 2013	$0.85	$0.75
March 31, 2013	$1.20	$1.20

As of March 26, 2015, there were approximately 71 record holders of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

We do not have any compensation plans under which the Company’s equity securities are authorized for issuance for consideration in the form of goods or services as described in FASB ASC Topic 718.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our and Bolcán Mining’s historical combined financial statements and the related notes. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “project,” “expect” and the like and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this annual report on Form 10-K. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We disclaim any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

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

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The discussion should be read in conjunction with our audited and unaudited financial statements and related notes and the other financial information included elsewhere in this annual report on Form 10-K.

OVERVIEW AND OUTLOOK

Our current active projects include:

Star Mountain/Chopar (Star Mining District) - The Star Mountain/Chopar project consists of 116 lode-mining claims and four metalliferous mineral leases located in the Star Mountain range in the Star Mining District, in Beaver County, Utah, approximately five miles west of Milford, Utah. The Star Mountain/Chopar project involves a total area of 3,730 acres. Through the date of this annual report on Form 10-K, the Company has conducted geological analysis, magnetic geophysical studies, and a limited reverse circulation and core drilling exploration program. Based on preliminary results from an independent firm of geologists and geophysicists, the Company has resolved to engage in further substantive field evaluations, geophysical reviews, and drilling, in order to ascertain the nature and extent of the inferred mineralization at this site. In October 2014, the Company’s third-party geology and geophysical consultants commenced on-site work in order to provide the data necessary to compile a preliminary economic assessment study of our mineral rights in the project area. We expect to receive the results of such study in mid-2015.

Ogden Bay Minerals - Ogden Bay Minerals is a mineral excavation project on federal protected wetlands, canals and river systems across 25 square miles of land area known as North Delta, located in West Ogden, Utah. The Company was commissioned by the State of Utah, Division of Natural Resources, USDA Natural Resources Conservation Service and Weber County Emergency Management to restore habitat, repair damage, dredge silt and sand and remove debris from the Weber River. Our excavation and harvesting rights are maintained through easement rights obtained from Weber County and a special use river/stream alteration permit as part of a State of Utah/Weber County flood mitigation project. The project area may contain alluvial heavy mineral deposits. The presence of heavy mineral deposits of potential economic interest has not yet been determined and significant testing will be required in order to determine if such deposits exist and if processing is economically viable and warranted. The Company intends to commence definition and engineering studies in the second quarter of 2015 to determine the economic feasibility of the Ogden Bay Minerals project.

Results of Operations for Fiscal Years Ended December 31, 2014 and December 31, 2013

	Years Ended December 31,
	2014	2013
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Operating expenses
Executive compensation	553,500	701,500
Exploration and development costs	67,285	1,012,181
General and administrative	954,716	947,499
General and administrative - related party	1,097,500	10,783
Total Operating Expenses	2,673,001	2,671,963

Net Loss from Operations	(2,673,001)	(2,671,963)

Other Expenses
Loss on extinguishment of debt	-	(118,850)
Interest expense, related party	(962,153)	(15,957)
Interest expense	(497,499)	(172,896)
Gain (loss) on disposition of asset	(23,943)	960
Net Loss	$(4,156,596)	$(2,978,706)

Revenue. For the years ended December 31, 2014 and 2013, there was revenue.

Cost of Revenue. The cost of revenue for each of the fiscal years ended December 31, 2014 and 2013 was zero.

Operating Expenses. Operating expenses for the fiscal year ended December 31, 2014 totaled $2,673,001 as compared to operating expenses totaling $2,671,963 for the fiscal year ended December 31, 2013. The slight increase is due to reduced executive compensation, reduced costs for legal and professional fees and reduced exploration and development costs, offset by an increase in general and administrative-related party.

Operating Loss. Our operating loss during the fiscal year ended December 31, 2014 totaled $2,673,001 as compared to an operating loss of $2,671,963 for the fiscal year ended December 31, 2013. The slight increase in operating loss is due to reduced executive compensation, reduced costs for legal and professional fees and reduced exploration and development costs offset by an increase in general and administrative-related party.

Interest Expense. Interest expense, including interest expense related party, for the fiscal year ended December 31, 2014 totaled $1,459,652 as compared to interest expense of $188,853 for the fiscal year ended December 31, 2013 as a result of increased borrowings and convertible debt with related parties.

Net Loss. Our net loss for the fiscal year ended December 31, 2014 totaled $4,156,596 as compared to a net loss of $2,978,706 for the fiscal year ended December 31, 2013 as a result of increases in operating expenses discussed above and increased interest expense related to the convertible debt exercised.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. From inception, our capital requirements have been met primarily through private debt and equity placements. As such, we are reliant upon these sources to fund operations.

We had $45,990 and $79 of cash as of December 31, 2014 and December 31, 2013, respectively. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Cash Flow Analysis

Net cash used in operating activities was $523,177 and $1,278,376 for the period ended December 31, 2014 and December 31, 2013, respectively. We are unable to determine when we will have positive cash flow from operations and give no assurance that such will occur.

Net cash used in investing activities was $184,484 and $379,552 for the period ended December 31, 2014 and December 31, 2013, respectively. The decrease is primarily due to a reduction in advances to related party shareholder and purchase of equipment.

Net cash provided by financing activities was $753,572 and $1,658,007 for the period ended December 31, 2014 and December 31, 2013, respectively. The decrease is primarily due to a reduction in borrowings and the sale of common stock partially offset by increases in advances from related party shareholders.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next 12 months, which will require us to raise additional equity and/or debt capital in order to fully implement our business strategy. We intend to develop a significant capital investment program to scale our production capacity, which will require us to raise additional debt or equity capital. Any issuance of equity securities will result in dilution to our stockholders. Issuance of debt or convertible securities could also involve substantial dilution to our stockholders or operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned exploration activities which could harm our financial conditions and operating results.

Related Party Transactions

At the year ended December 31, 2014, we had a loan payable with a related party of $253,572. We are accruing interest on this loan at the rate of 12% per annum.

At December 31, 2014 and December 31, 2013, we had outstanding stipulated agreement with a related party of $79,272 and $91,772, respectively.

 The Company’s corporate office space is provided by a related party at an imputed monthly cost of $500. This is recorded in the Statement of Operations and Additional Paid in Capital on the Balance Sheet.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-15 of this annual report on Form 10-K.

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Star Mountain Resources, Inc.

(formerly Jameson Stanford Resources Corporation)

Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Star Mountain Resources, Inc. (formerly Jameson Stanford Resources Corporation) and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Mountain Resources, Inc. (formerly Jameson Stanford Resources Corporation) and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 31, 2015

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$45,990	$79
Accounts receivable	-	-
Prepaid expenses	15,725	31,620
Deposits	150	5,100

Total current assets	61,865	36,799

Property & equipment, net	78,266	95,616
Advances to related party shareholder	-	1,262,836
Mineral rights	24,270	25,869
Surety bond	24,325	24,325

TOTAL ASSETS	$188,726	$1,445,445

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$259,991	$420,470
Accounts payable - related party	38,125	-
Accrued compensation	-	4,000
Contract payable	-	24,366
Loans payable - related party	253,572	-
Stipulated agreement liability, related party	79,272	91,772

Total current liabilities	630,960	540,608

Convertible debt	-	178,858

Total Liabilities	630,960	719,466

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 50,000,000 shares, $.001 par value, 0 shares issued and outstanding	$-	$-
Common stock, authorized 350,000,000 shares, $.001 par value, 17,969,729 and 40,253,862 shares issued and outstanding, respectively	17,970	40,254
Additional paid in capital	7,377,627	4,366,960
Accumulated deficit	(7,837,831)	(3,681,235)

Total Stockholder’s Equity (Deficit)	(442,234)	725,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$188,726	$1,445,445

The accompanying notes are an integral part of these consolidated financial statements.

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended
	December 31, 2014	December 31, 2013

Operating Expenses
Executive Compensation	$553,500	$701,500
Exploration and development costs	67,285	1,012,181
General and administrative	954,716	947,499
General and administrative - related party	1,097,500	10,783

Total Operating Expenses	2,673,001	2,671,963

Loss from Operations	(2,673,001)	(2,671,963)

OTHER INCOME AND (EXPENSE)
Loss on extinguishment of debt	-	(118,850)
Interest expense, related party	(962,153)	(15,957)
Interest expense	(497,499)	(172,896)
Gain (loss) on disposition of asset	(23,943)	960
Total Other Income (Expense)	(1,483,595)	(306,743)

Income Tax Expense	-	-

NET LOSS	$(4,156,596)	$(2,978,706)

Basic Loss Per Share	$(0.12)	$(0.09)

Weighted Average Number of Common Shares Outstanding	33,818,976	33,824,017

The accompanying notes are an integral part of these consolidated financial statements.

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Total
	Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)

Balance at December 31, 2012	31,300,000	$31,300	$(53,168)	$(702,529)	$(724,397)

Imputed interest on convertible debt-related party			15,957		15,957

Shares contributed by shareholder for debt extinguishment			110,000		110,000

Shares issued for liability conversion, issued at $.65 to $1.20 per share from April 2, 2013 to December 11, 2013	392,332	392	254,623		255,015

Shares issued for services, issued at $.65 to $1.20 per share from April 2, 2013 to December 11, 2013	990,426	990	910,484		911,474

Shares issued in settlement of pre-merger claim, issued at $.65 per share on December 11, 2013	750,000	750	486,750		487,500

Shares sold to existing shareholder, issued at $.14 per share on August 14, 2013	5,360,000	5,360	744,640		750,000

Beneficial conversion feature of convertible debt			950,138		950,138

Shares issued to related party shareholder, issued at $.65 per share on December 11, 2013	1,461,104	1,462	947,536		948,998

Net Income (Loss)				(2,978,706)	(2,978,706)

Balance at December 31, 2013	40,253,862	40,254	4,366,960	(3,681,235)	725,979

Shares issued for services, issued at $.70 per share on February 27, 2014	650,000	650	454,350		455,000

Shares of related party cancelled on September 22, 2014 as part of a default judgment	(25,000,000)	(25,000)	(1,402,320)		(1,427,320)

Shares cancelled per negotiated agreement on October 1, 2014 - previously issued on August 14, 2013	(3,860,000)	(3,860)	3,860		-

Shares cancelled per negotiated agreement on October 1, 2014 - previously issued on February 27, 2014	(500,000)	(500)	(349,500)		(350,000)

Shares issued for conversion of convertible debt at $.50 per share on October 22, 2014	2,226,867	2,227	1,111,207		1,113,434

Shares issued for conversion of convertible debt at $.50 per share on October 22, 2014	1,124,000	1,124	560,876		562,000

Shares issued for cashless exercise of warrants at $.50 per share on October 22, 2014	750,000	750	(750)

Shares issued to related parties for services at $.88 per share on November 25, 2014	2,325,000	2,325	2,043,675		2,046,000

Contributed capital			103,500		103,500

Beneficial Conversion Discount			298,988		298,988

Change in warrant terms at conversion			186,781		186,781

Net Income (Loss)				(4,156,596)	(4,156,596)

Balance at December 31, 2014	17,969,729	$17,970	$7,377,627	$(7,837,831)	$(442,234)

The accompanying notes are an integral part of these consolidated financial statements.

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For Years Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities
Net loss	$(4,156,596)	$(2,978,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,407	11,691
Imputed interest	-	15,957
Shares issued for services	2,501,000	1,398,707
Contributed capital	103,500	-
Loss in extinguishment of debt	-	118,850
Amortization of debt discount	1,120,131	128,996
Cancellation of shares for services	(350,000)	-
Loss (gain) on disposition of asset	23,943	(960)
Loss on change in warrant terms	186,780	-
Mineral rights write down	1,599	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Prepaid expenses	15,895	(31,620)
Deposits	4,950	(5,100)
Surety Bond	-	(24,325)
Accounts payable and accrued expenses	(92,152)	118,013
Accrued interest - related party	145,232	29,983
Accrued compensation	(4,000)	(176,000)
Contract payable	(24,366)	24,366
Stipulated agreement liability, related party	(12,500)	91,772

Net cash used in operating activities	(523,177)	(1,278,376)

Cash flows from investing activities
Advances to related party shareholder	(228,484)	(313,572)
Purchase of equipment	-	(65,980)
Proceeds from sale of asset	44,000	-

Net cash used in investing activities	(184,484)	(379,552)

Cash flows from financing activities
Proceeds from issuance of convertible debt	500,000	1,000,000
Proceeds from issuance of common stock	-	750,000
Loans payable	-	(42,000)
Advances from related party shareholders	253,572	(49,993)

Net cash provided by financing activities	753,572	1,658,007

Net increase (decrease) in cash	45,911	79

Cash, beginning of year	79	-

Cash, end of year	$45,990	$79

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Settlement of debt with contributed capital	$-	$306,166
Non-cash investing and financing activities
Debt converted to shares of common stock	$1,675,434	$365,016
Warrants issued with convertible debt	$-	$950,138
Advances for stock issued to related party	$-	$949,264
Cashless exercise of warrants	$750	$-
Repayment of advances through stock cancellation	$1,427,320	$-
Repayment of advances through return of assets	$64,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Star Mountain Resources, Inc. (the “Company”) is a minerals exploration company focused on acquiring and consolidating mining claims, mineral leases, producing mines, and historic mines with production and future growth potential identified through our exploration efforts. Our operations are focused on the initiation, production and expansion of our acquired mineral resources in the Star Mountain Mining District, Beaver County, Utah and turning them into producing assets. The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for our mineral rights. Furthermore, the Company has no plans to establish proven or probable reserves for any of our mineral rights.

The Company was incorporated on June 2, 2009 in Nevada initially as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States.

On October 29, 2012, Jameson Stanford Resources Corporation (the “Company”) merged with Bolcán Mining Corporation (“Bolcán Mining”) (the “Merger”). Prior to the Merger, the Company was a publicly traded shell company with no business operations. The shell company was originally incorporated under the laws of the state of Nevada in 2009 as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States.

NOTE 2 – NAME AND CAPITALIZATION CHANGE

Effective December 15, 2014, the name of the Company was changed to Star Mountain Resources, Inc. to reflect its primary focus to explore and conduct pre-extraction activities for mineral rights it holds in the Star Mining District. In addition, the Company increased its authorized capital stock from 350,000,000 shares to 400,000,000 shares, of which 350,000,000 will be common stock and 50,000,000 will be preferred stock. The increase in capital stock is intended to allow the Company to issue capital stock with respect to corporate opportunities without delay. The Company’s Board of Directors approved the amendment to the articles of incorporation on November 11, 2014 for the name change and change in authorized capital stock.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses of $7,837,831 as of the year ended December 31, 2014. Further losses are anticipated in the development of its business.

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

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

Property and Equipment

Property and equipment consists of a vehicle and laboratory equipment that is stated at cost of $86,436 and $101,948, less accumulated depreciation of $8,170 and $6,332 at December 31, 2014 and 2013 respectively. Depreciation expense was $13,407 and $11,691 for the years ended December 31, 2014 and 2012, respectively. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is thirty years for buildings, five years for vehicles and six years for laboratory equipment. During the year ended December 31, 2014, the Company sold transportation equipment with a cost of $76,886 and disposed of furniture with a cost of $2,627. As a result of the judgment against the former CEO, the Company acquired a building with a value of $42,880 and land with a value of $21,120.

Revenue

The Company recognizes revenue when products are fully delivered and title has transferred or services have been provided and collection is reasonably assured.

Income Taxes

The Company applies the provisions of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability. At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

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

Consolidation

The Company retains Bolcán Mining as a 100% wholly owned subsidiary and consolidates combined operations of both entities in our financial statements. Any intercompany transactions have been eliminated.

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No impairments were indicated or recorded during the years ended December 31, 2014 and 2013.

NOTE 5 – MINERAL RIGHTS

At December 31, 2014, the Company had certain mining claims, mineral leases and excavation rights for mining projects located in Star Mining District in Beaver County, Utah and Ogden Bay Wildlife Management Area in Weber County, Utah. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of minerals excavated from these properties. The Company has not established proven or probable reserves on any of its mineral projects and no minerals have been extracted from these properties as of December 31, 2014. Capitalized cost of mineral rights was $24,270 and $25,869 as of December 31, 2014 and December 31, 2013, respectively.

NOTE 6 – INCOME TAXES

The provision for income taxes consists of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Current taxes	$-	$-
Deferred Tax Benefit	(180,300)	(906,600)
Benefits of Operating Loss Carryforwards	180,300	906,600
Actual provision	$-	$-

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has cannot predict when or if it will have taxable income in the future.

	December 31, 2014	December 31, 2013

DEFERRED TAX ASSETS
Current	$-	$-
Noncurrent	-	-
Net operating losses	573,100	994,300
Total DTA	$573,100	$994,300
DEFERRED TAX LIABILITIES
Current	-	-
Noncurrent	(13,600)	(20,600)
Valuation Allowance	(559,500)	(973,700)
NET DEFERRED TAXES	$-	$-

The Company’s provision for income taxes was $0 for the year ended December 31, 2014 since the Company incurred net operating losses since inception that have a full valuation allowance through December 31, 2014. The Company’s net federal operating loss carry forward of approximately $1,469,000 begins to expire in 2031.

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

Operating Losses
Expires	Amount
2031	$67,000
2032	$225,000
2033	$715,000
2034	$462,000
Total	$1,469,000

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $573,100. The total valuation allowance is equal to the total deferred tax asset of $559,500, less the total deferred tax liability of $13,600, showing a decrease of $414,200 from the year ended December 31, 2013.

A reconciliation between income taxes at statutory tax rates (39%) and the actual income tax provision for continuing operations as of December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013

Expected provision (based on statutory rate)	$(1,621,100)	$(1,161,700)
Effect of:
Increase in valuation allowance	180,300	906,600
Non-deductible expenses	1,440,800	255,100
Actual provision	$-	$-

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2014 and 2013, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2014 and 2013 related to unrecognized benefits.

The Company has not filed the federal income tax return in the U.S for the year ended December 31, 2014. An extension has been filed for which the federal return will be due on September 15, 2015. The tax years ended December 31, 2014 and 2013 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 7 – TRANSACTIONS WITH RELATED PARTIES

At the year ended December 31, 3014, related parties contributed services that were valued at $103,500. This was recorded in the Statements of Operations and Additional Paid in Capital on the Balance Sheet.

At the period ended December 31, 2014, the Company owed a related party $253,572.

During the year ended December 31, 2014, related parties were issued 4,100,867 shares of common stock upon conversion of convertible debt and the exercise of warrants.

During the year ended December 31, 2014, related parties were issued 2,325,000 shares of common stock for services rendered on behalf of the Company.

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

On September 22, 2014 the Company obtained a Default Judgment against Michael Stanford, its former sole director, CEO and largest shareholder awarding the Company money damages of $23.5 million, requiring Mr. Stanford to return to the Company 25,000,000 shares of its common stock and for him to transfer to the Company a residential property located in Milford, Utah 84751 and injunctive relief based upon the wrongful, fraudulent and tortuous acts involving the Company. Mr. Stanford returned the stock and conveyed title to the property prior to entry of this judgment. As part of this cancellation the amount owed to the Company by the former CEO of $1,401,320 for personal use of Company assets was eliminated. See Note 12 – Legal Proceedings note 8 – stipulated Agreement LIABILITY, RELATED PARTY

The Company entered into an agreement with Michael Christiansen (“Christiansen”), a former officer of the Company on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123,272 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The Amount Due was agreed to be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which the Company receives at least three million dollars ($3,000,000) of equity funding, or (b) December 31, 2014. The payment of this stipulated agreement is in default. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due. During the year ended December 31, 2014, the Company made payments of $12,500 resulting in a remaining liability of $79,272 recorded as Stipulated Agreement Liability in the accompanying financial statements.

NOTE 9 – CONVERTIBLE NOTES

On August 19, 2013 the Company issued a $500,000 convertible promissory note and warrants to purchase shares of common stock, on January 22, 2014 the Company issued a $200,000 convertible promissory note and warrants to purchase shares of common stock and on March 12, 2014, the Company issued a $300,000 convertible promissory note and warrants to purchase shares of common stock. All of these transactions were with the Company’s Chief Executive Officer and a director.

On October 18, 2013 the Company issued another $500,000 convertible promissory note and warrants to purchase shares of common stock to a director of the Company.

On October 22, 2014, convertible promissory notes in the principal amount of $1,500,000 and accrued interest on the notes in the amount of $175,433 were converted to 3,350,867 shares of common stock at a conversion price of $.50 per share. In connection with the conversion, the Company entered into an Amendment to Common Stock Purchase Warrants related to warrants which reduced the exercise price of all unexercised warrants owned by the holders of the convertible notes from $1.00 per share to $0.50 per share. The warrants were exercised by both related parties pursuant to its cashless exercise provisions and were issued an aggregate of 750,000 shares of the Company’s unregistered common stock. See Note 11 – Equity Transactions below.

At the year ended December 31, 2014, there were no convertible promissory notes or warrants outstanding.

NOTE 10 – CONTRACTS AND LEASE COMMITMENTS

Office Leases

As of July 1, 2014, the corporate office of the Company is located at 605 W. Knox Rd., Suite 202, Tempe, Arizona. These facilities are furnished rent free by one of the Company’s shareholders. An imputed rent expense of $500 per month was recorded to the Statements of Operations and recorded as Additional Paid in Capital on the Balance Sheet.

NOTE 11 – EQUITY TRANSACTIONS

On February 27, 2014, the Company issued 650,000 shares of its Common Stock to a professional services company controlled by the Company’s former Chief Financial Officer. Based on a closing common share value of $.70 on the issuance date, professional services expense of $455,000 was recorded.

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

On September 22, 2014, 25,000,000 shares of the Company’s common stock owned by its former CEO were returned and cancelled pursuant to a court order in connection with the Company’s litigation with Michael Stanford, its former CEO. On February 2, 2015, an additional 910,000 shares of the Company’s stock was cancelled as part of the court order against Mr. Stanford. As a result of the cancellation of shares, the amount owed to the Company by the former CEO for personal use of Company assets was eliminated. See Note 12 – Legal Proceedings.

On November 25, 2014, the Company agreed to issue an aggregate of 2,325,000 shares of its unregistered common stock to consultants, officers and directors of the Company in lieu of unpaid compensation and services provided to the Company.

Share Cancellation

On October 1, 2014, but effective September 18, 2014, a shareholder signed an Agreement of Mutual Understanding and Settlement wherein the shareholder agreed to:

1.	Cancel a non-binding Memorandum of Understanding (“MOU”) wherein it was purported to contract for the purchase of common shares of the Company and grant a certain Royalty (the “Royalty”);

2.	Return 3,860,000 shares of common stock resulting in the shareholder having 1,500,000 shares at $.50 per share for the $750,000 previously invested. The shares were cancelled on October 1, 2014; and

3.	Surrender all rights to the Royalty in the original MOU

On September 25, 2014, the former Chief Financial Officer of the Company and the professional services company he controlled entered into an agreement to return to the Company for cancellation 500,000 shares of its common stock issued in February 2014. In addition to the cancellation of the shares, he agreed to cancel the fees charged to the Company for accounting and financial consulting work in the amount of $13,716.

Debt and Warrant Conversion

On October 22, 2014, convertible promissory notes in the principal amount of $1,500,000 and accrued interest on the notes in the amount of $175,433 were converted to 3,350,867 shares of common stock at a conversion price of $.50 per share. In connection with the conversion, the Company entered into an Amendment to Common Stock Purchase Warrants related to warrants which reduced the exercise price of all unexercised warrants owned by the holders of the convertible notes from $1.00 per share to $0.50 per share. The holders of the warrants exercised the warrants pursuant to its cashless exercise provisions and were issued an aggregate of 750,000 shares of the Company’s unregistered common stock. See Note 10 – Convertible Notes and Warrants. The total number of shares issued as part of the conversion and exercise was 4,100,867.

NOTE 12 – LEGAL PROCEEDINGS

On August 20, 2014 the Company filed a complaint in the Fifth Judicial District Court, Beaver County, Utah (Civil Case No. 140500023) against Michael Stanford, its former sole director, CEO and its largest shareholder based upon the alleged wrongful, fraudulent and tortuous acts whereby Mr. Stanford committed the pervasive, profound, continuous, repeated, and ongoing wrongful and fraudulent acts and omissions resulting in at least $2,591,359 in losses for the Company, $1,272,321 in fraudulent claimed business expenses, $1,319,038 representing investment monies diverted from the Company and monies deposited directly into Mr. Stanford’s personal accounts and the improper issuance to Mr. Stanford of 25,000,000 shares of the Company’s common stock in exchange for the stock of Bolcán Mining in May 2012 whose assets were highly inflated at the time the Company completed this acquisition. The complaint also alleges that Mr. Stanford misappropriated for his own personal uses $750,000 of investment capital that was to be invested in the Company, the failure to disclose his history of litigation, his general fraudulent conduct in dealing with the Company and threats of violence against the Company’s officers and other persons related to the Company.

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

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

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

We are evaluating what future legal proceedings we may pursue in order to collect money damages of $23,494,700 awarded to us pursuant to the Judgment. The Company’s ability to collect any further amounts on the Judgment is, however, inherently unpredictable and is subject to significant uncertainties and, therefore, determining the likelihood of a recovery and/or the measurement of any recovery is complex. Consequently, we are unable to estimate the range of reasonably possible recovery. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption.

NOTE 13 – SUBSEQUENT EVENTS

On February 2, 2015, the Fifth District Court of Beaver County issued an Order for Cancellation of Certain Stock in connection with the Stanford Lawsuit. Pursuant to this Order, share certificates in Mr. Stanford’s possession representing an aggregate of 910,000 shares of Company common stock were to be cancelled. These shares are in addition to the 25 million shares that were returned to the Company by Mr. Stanford and cancelled on September 22, 2014. The 910,000 shares were cancelled on February 2, 2015.

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

On February 11, 2015, the Board of Directors of the Company appointed Mark Osterberg to serve as the Company’s President and Chief Operating Officer effective March 1, 2015. In connection with his appointment, Mr. Osterberg entered into an employment agreement dated as of February 11, 2015 (the “Employment Agreement”) with the Company pursuant to which he will receive an annual salary of $120,000 and annual bonuses of one-half percent of the Company’s gross sales, up to a maximum of 25% of Mr. Osterberg’s salary (“Incentive Compensation”). In addition, Mr. Osterberg is entitled to receive a one-time signing bonus of 50,000 shares of the Company’s common stock. The Company also granted Mr. Osterberg an option (the “Option”) to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.50 per share. The option vests with respect to 50,000 shares upon execution of the Employment Agreement. The option vests with respect to the remaining 200,000 shares at the rate of 50,000 shares upon the close of each fiscal quarter from and commencing on the close of the first fiscal quarter from and after the date of the Employment Agreement. Mr. Osterberg is eligible to participate in the Company’s standard benefit programs for senior management.

The Employment Agreement continues until terminated by either party in accordance with the terms of the Employment Agreement. If Mr. Osterberg terminates the Employment Agreement for Good Reason (as hereinafter defined), he will continue to receive Incentive Compensation and his salary for a period for two years. In addition, the Option will vest in full. For purposes of the Employment Agreement, “Good Reason” means (i) the assignment of duties inconsistent with the position of President and Chief Operating Officer; (ii) a non-consensual, significant and substantial reduction in compensation and benefits (except in the case of an equal reduction in salaries for all senior executives because of the financial condition of Employer); or (iii) the failure by the Company to obtain from any successor, an agreement to assume and perform the Employment Agreement. If Mr. Osterberg resigns without Good Reason, he is entitled to receive salary and Incentive Compensation only through the date of resignation and the Option will be deemed vested only through the date of the resignation.

If the Employment Agreement is terminated due to Mr. Osterberg’s incapacity, Mr. Osterberg will receive Incentive Compensation for 30 days after his incapacity and salary for 30 days, plus one month. If Mr. Osterberg should die, his estate will receive Incentive Compensation through the end of the then-current month, and Mr. Osterberg’s salary for three months following his death. In addition, the Option will be deemed vested through the end of the 3-month period following his death.

If the Company terminates the Employment Agreement for Cause (as hereinafter defined), Mr. Osterberg will receive salary and Incentive Compensation through the date of his termination, and the Option will be deemed vested only through the date of termination. For purposes of the Employment Agreement, “Cause” means: (i) any act of dishonesty or fraud with respect to the Company, as reasonably determined by the Board of Directors; (ii) Mr. Osterberg’s conviction of a felony, or any crime involving moral turpitude or (iii) any other criminal act, reasonably determined by the Board of Directors, to be causing harm to the Company’s standing and reputation; (iv) Mr. Osterberg’s continued failure to perform his duties to the Company after ten (10) days’ written notice thereof, or (v) the actual conduct of negligence or misconduct by Mr. Osterberg with respect to the Company, as reasonably determined by the Board of Directors.

If the Company terminates the Employment Agreement without Cause, Mr. Osterberg is entitled to receive Incentive Compensation and salary for a period of one month. In addition, the Option will be deemed vested through the date of termination.

In the event of a Change of Control (as hereinafter defined), Mr. Osterberg will receive Incentive Compensation and a lump sum payment of his salary representing two months’ salary. In addition, the Option will be deemed to be fully vested. For purposes of the Employment Agreement, “Change in Control” means: (i) a merger or consolidation in which securities possessing more than 75% of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction in a transaction approved by the stockholders, or the sale, transfer, or other disposition of more than 75% of the total combined voting power of the Company’s outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction; or (ii) the sale, transfer or other disposition of all or substantially all of the Company’s assets in complete liquidation or dissolution of the Company other than in connection with a transaction described in clause (i) above, and other than in connection with a bankruptcy petition by the Company.

In connection with entry into the Employment Agreement, Mr. Osterberg also executed a non-disclosure and invention and copyright assignment agreement. The signing bonus shares have not yet been issued.

STAR MOUNTAIN RESOURCES, INC.

(FORMERLY JAMESON STANFORD RESOURCES CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

On March 17, 2015, the Board of Directors ratified a settlement of claims made by an investor regarding the purported purchase of 32,000 shares of common stock in November, 2013 from the former Chief Executive Officer. The Board of Directors deemed it advisable and in the best interests of the Company to approve certain corporate actions taken by the Company in connection with the global settlement of any and all outstanding potential actions and issues between the Company and the investor by way of the Company permitting the purchase of an additional 82,000 common shares of the Company in February and March 2015 at a stated price of $0.25 per common share for the total proceeds of $20,500. The settlement included the issuance of 32,000 shares of common stock with the effective date of November, 2013 and the Company would initiate the legal opinion to remove the Rule 144 restriction from these shares. The total of 114,000 shares of common stock was issued on March 17, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2014. This evaluation was carried out under the supervision and with the participation of our principal executive officer, Joseph Marchal, and our principal financial officer, Donna S. Moore (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2014, our disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was ineffective as of December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weaknesses identified by our management relate to limited resources and our inadequate number of personnel to allow for proper segregation of duties and the requisite internal controls and application of GAAP. This weakness in internal controls has prevented the timely recording of company transactions and execution of reliable financial closing procedures which led to the restatement of financial statements included in the Company’s Form 10-Q’s for the three month period ended March 31, 2013 filed with the SEC on May 20, 2013, for the six month period ended June 30, 2014 filed with the SEC on August 19, 2013, the nine month period ended September 30, 2013 filed with the SEC on November 19, 2013 and its Form 10-K for the period ended December 31, 2013 filed with the SEC on April 15, 2014 (“Financial Statements”). During the year ended December 31, 2015, the Board of Directors organized an audit committee which has oversight of our accounting and audit functions.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of each of our executive officers and directors.

Name	Age	Positions and Offices Held
Joseph Marchal	53	Executive Chairman and Chief Executive Officer
Mark Osterberg	58	President and Chief Operating Officer
Donna S. Moore	69	Interim Chief Financial Officer
Douglas MacLellan	58	Director
Edward Brogan	56	Director
Donald Sutherland	63	Director

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

Experience of Our Executive Officers and Directors

Joseph Marchal. Mr. Marchal has served as our Executive Chairman since 2014. In addition, he has served as our Chief Executive Officer since March 1, 2015. From 2014 until March 1, 2015, Mr. Marchal served as our President and Chief Operating Officer. From September 2007 until June 2009, Mr. Marchal served as Chief Executive Officer for Asia-Pacific Region of Chi-X Global Inc., a subsidiary of Instinet, LLC, from 2008 to 2009, where he was responsible for the Instinet platform expansion in the region. Mr. Marchal also served as President and Managing Director of Asia Region at Instinet, LLC, as well as its President of Instinet Japan Ltd. from 2004 to 2008, where he had strategic responsibility for Instinet’s Asian product. From 2002 to 2004, Mr. Marchal served as Senior Managing Director of Deutsche Bank Securities, where he was responsible for the distribution of Japanese Equities Global Product. Mr. Marchal was also Deutsche Bank Securities’ Managing Director, and was in charge of Sales Trading, Agency Execution, Program Trading, Listed Futures, and Options and Connectivity Sales. Mr. Marchal served as Head of Japanese Equity Sales Trading and Execution Services at Salomon Brothers Japan (now Nikko Citigroup) from 1996 to 2002, and previously held senior positions in Asia at Daiwa Securities International and Fidelity Investments Japan as Director of Trading from 1983 to 1996. Mr. Marchal began his career in 1983 at Maruso Securities as a floor trader on the Tokyo Stock Exchange and has more than 25 years of experience in the securities industry, where he was an active member of the Tokyo brokerage community and a regular participant in industry advisory groups and conference panels. Mr. Marchal holds a B.S. degree from Sophia University, Japan.

Mark Osterberg. Mr. Osterberg has served as our President and Chief Operating Officer since March 2015. Prior to joining the Company, Mr. Osterberg, served as the chief consultant and president of Mine Mappers, LLC, a geological consultancy to mining companies, government agencies and the investment community since 2001. In this capacity, he provided high level technical expertise to projects in the U.S. and overseas, and has managed multiyear exploration and development projects. Mr. Osterberg has worked for 20 years for major and junior precious metal and base metal mining companies. He has expertise and experience in porphyry copper and molybdenum systems, Carlin-type gold systems, shear-zone and volcanic-hosted mesothermal gold systems, magmatic Cu-Ni-PGE and construction materials. His project-related experience includes grass-roots, green-fields reconnaissance programs, brownfields exploration and development programs, mine geology and modeling. He has provided technical expertise to investment houses considering financial participation in mining projects. He has developed innovative mapping techniques for regional and mine scale programs, is an expert GIS for Geology practitioner and is fluent in both Mintec’s MineSight and Maptek’s Vulcan modeling software.

Donna Moore. Ms. Moore has served as our Interim Chief Financial Officer and Secretary/Treasurer since May, 2014. Since October, 2010 to present, she also serving as Chief Financial Officer for Summit Capital USA, Inc. in Tempe, AZ. In addition, from 2012 until 2014, Ms. Moore served as Chief Financial Officer of eWellness Healthcare Corporation. From 2011 to 2012, Ms. Moore served as Chief Financial Officer for Elevate, Inc., a digital services provider. From 2010 to 2011 and from 2011 to 2012, Ms. Moore served as Chief Financial Officer of Voice Assist, Inc., a company that builds mobile apps and provides cloud-based services that help people use voice commands on their phones while driving (“Voice Assist”). From 2011 to 2011, Ms. Moore served as Chief Financial Officer of Oraco Resources, a mineral and exploration development company. Between 2008 and 2010, Ms. Moore served as part-time Controller for Skye International, Inc., a tankless water heater company. Prior to Skye International, Ms. Moore was the Controller for Monarch Brass & Copper Corp. from 1984 through 2007. Ms. Moore is a business financial professional with over 29 years of hands-on business experience. Ms. Moore has held positions as chief financial officer, controller, and secretary/treasurer of both public and private corporations. Her experience includes general accounting, financial reporting, systems implementation and management, treasury functions, and cost accounting. Ms. Moore specializes in executing uniform financial controls so as to improve productivity, reduce costs, and maximize profitability. Ms. Moore holds a Bachelor of Science degree in Business Management, and an MBA in finance and accounting from Brigham Young University.

Douglas MacLellan. Mr. MacLellan has served as a member of our Board of Directors since May, 2014. Mr. MacLellan currently serves as Chairman of the Board of eWellness Corporation since May 2013. From November 2009 to present Mr. MacLellan has been an independent director of ChinaNet Online Holdings, Inc. (NASDAQ: CNET) a media development, advertising and communications company. From June 2011 to present Mr. MacLellan has been Chairman of Innovare Products, Inc., a privately held company that develops innovative consumer products. In May 2014, Mr. MacLellan join the Board as an independent director of Jameson Stanford Resources Corporation (OTCBB: JMSN) an early stage mining company. Until April 2014, Mr. MacLellan was Chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company. He also continues to serve as president and chief executive officer for the MacLellan Group, an international financial advisory firm since 1992. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and cofounder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economics and international relations.

Edward Brogan. Mr. Brogan has served as a member of our Board of Directors since May, 2014. He is an entrepreneur and investor with significant experience in the field of international corporate finance. Mr. Brogan was the Senior Advisor and director of Japan Advisory, a Japanese financial advisory company, since he founded the company in 2000 until 2013. In addition, since 2004 Mr. Brogan has been an investor and manager of real estate projects in the development stage and currently owns and leases multiple residential real estate properties in Singapore. Mr. Brogan has also been an investor in a variety of private equity transactions since 2000. From 1998 to 2000, Mr. Brogan was a managing director of Tiger Management LLC, where he concentrated on regional equity investment opportunities, and was primarily responsible for the generation of long and short equity recommendations in publicly traded Japanese companies. From 1990 to 1998, Mr. Brogan worked as a sell-side financial analyst covering a range of Japanese industries, including the auto industry as a director at Salomon Smith Barney, where he was ranked by U.K. and U.S. clients in both the Institutional Investor (1997 All-Japan Research Team Poll) and Greenwich Analyst surveys in 1996 and 1997, from 1996 to 1998 at Jardine Fleming’s Tokyo office where he focused on auto industry research, the Japanese game sector and software companies as a special situations analyst at Smith Barney. Prior to that, Mr. Brogan focused on Japanese small cap stocks at Marusan Securities in Tokyo. Mr. Brogan received a Bachelor of Arts degree (Summa cum laude) from Queens College of the City University of New York and a Masters Degree in Philology from the Harvard Graduate School of Arts and Sciences in Cambridge, MA.

Donald Sutherland. Mr. Sutherland has served as a member of our Board of Directors since 2014. He is an entrepreneur with extensive business and management experience. In 2010, Mr. Sutherland founded Divine Nature Group LLC, a nutritional supplement company which he sold in 2012. Mr. Sutherland served as a member of the Board of Directors of Voice Assist from 2011 to 2012. From 1988 to 2004, Mr. Sutherland founded, owned and operated Cold Stone Creamery. From 1997 to 2001, Mr. Sutherland served as the Chairman of the Board for Cold Stone Creamery. From 1998 to 2002, Mr. Sutherland was the Chairman of the Board of Cold Stone Leasing. He has been a member of Cold Stone Creamery Restaurants since its inception in 1997 and a member of Cold Stone Creamery Equipment since its organization in 2003. Mr. Sutherland has also been a member of Cold Stone Creamery International since its organization in 2004.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Director Qualifications

Our directors, Messrs. Marchal, MacLellan, Brogan and Sutherland, represent a panel of seasoned financial executives with varied and robust background experiences, in securities, finance and equity. We believe our Board is comprised of a team of individuals whose experiences complement the competencies of their colleagues on our Board.

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

Board Oversight in Risk Management

Our Chief Executive Officer, who is our principal executive officer, also serves as Chairman of the Board of Directors, and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our Company faces. Because our Board includes a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2014.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2014; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2014 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014. Compensation information is shown for the fiscal years ended December 31, 2014 and 2013:

2014 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Stanford, Former director, President and CEO (1)	2014	$0	0	$0	0	0	0	$0	$0
	2013	$185,000	0	0	0	0	0	0	$185,000

Joseph Marchal, President and Chief Operating Officer (2)	2014	$0	0	$660,000	0	0	0	$0	$660,000

Robbie Chidester, Former CFO(3)	2014	$32,000	0	$104,500	0	0	0	0	$136,500
	2013	$66,789	0	$65,000	0	0	0	0	$131,789

(1) Mr. Stanford resigned as an executive officer and director on May 27, 2014.

(2) Mr. Marchal was appointed as our President and Chief Executive Officer on May 27, 2014. On March 1, 2015, he was appointed Chief Executive Officer and ceased to serve as our President and Chief Operating Officer.

(3) Mr. Chidester resigned as an executive officer on May 2, 2014.

Employment Agreements

On February 11, 2015, the Board of Directors appointed Mr. Mark Osterberg as President and Chief Operating Officer. On that date, Mr. Osterberg entered into an employment agreement (the “Employment Agreement”) with the Company pursuant to which he will receive an annual salary of $120,000 and annual bonuses of one-half percent of our gross sales, up to a maximum of 25% of Mr. Osterberg’s salary (“Incentive Compensation”). In addition, Mr. Osterberg is entitled to receive a one-time signing bonus of 50,000 shares of our common stock. We also granted Mr. Osterberg an option (the “Option”) to purchase 250,000 shares of our common stock with an exercise price of $0.50 per share. The option vests with respect to 50,000 shares upon execution of the Employment Agreement. The option vests with respect to the remaining 200,000 shares at the rate of 50,000 shares upon the close of each fiscal quarter from and commencing on the close of the first fiscal quarter from and after the date of the Employment Agreement.

Mr. Osterberg is eligible to participate in our standard benefit programs for senior management.

The Employment Agreement continues until terminated by either party in accordance with the terms of the Employment Agreement. If Mr. Osterberg terminates the Employment Agreement for Good Reason (as hereinafter defined), he will continue to receive Incentive Compensation and his salary for a period for two years. In addition, the Option will vest in full. For purposes of the Employment Agreement, “Good Reason” means (i) the assignment of duties inconsistent with the position of President and Chief Operating Officer; (ii) a non-consensual, significant and substantial reduction in compensation and benefits (except in the case of an equal reduction in salaries for all senior executives because of the financial condition of Employer); or (iii) the failure by us to obtain from any successor, an agreement to assume and perform the Employment Agreement. If Mr. Osterberg resigns without Good Reason, he is entitled to receive salary and Incentive Compensation only through the date of resignation and the Option will be deemed vested only through the date of the resignation.

If the Employment Agreement is terminated due to Mr. Osterberg’s incapacity, Mr. Osterberg will receive Incentive Compensation for 30 days after his incapacity and salary for 30 days, plus one month. If Mr. Osterberg should die, his estate will receive Incentive Compensation through the end of the then-current month, and Mr. Osterberg’s salary for three months following his death. In addition, the Option will be deemed vested through the end of the 3-month period following his death.

If we terminate the Employment Agreement for Cause (as hereinafter defined), Mr. Osterberg will receive salary and Incentive Compensation through the date of his termination, and the Option will be deemed vested only through the date of termination. For purposes of the Employment Agreement, “Cause” means: (i) any act of dishonesty or fraud with respect to our Company, as reasonably determined by the Board of Directors; (ii) Mr. Osterberg’s conviction of a felony, or any crime involving moral turpitude or (iii) any other criminal act, reasonably determined by the Board of Directors, to be causing harm to our standing and reputation; (iv) Mr. Osterberg’s continued failure to perform his duties to us after 10 days’ written notice thereof, or (v) the actual conduct of negligence or misconduct by Mr. Osterberg with respect to our Company, as reasonably determined by the Board of Directors.

If we terminate the Employment Agreement without Cause, Mr. Osterberg is entitled to receive Incentive Compensation and salary for a period of one month. In addition, the Option will be deemed vested through the date of termination.

In the event of a Change of Control (as hereinafter defined), Mr. Osterberg will receive Incentive Compensation and a lump sum payment of his salary representing two months’ salary. In addition, the Option will be deemed to be fully vested. For purposes of the Employment Agreement, “Change in Control” means: (i) a merger or consolidation in which securities possessing more than 75% of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction in a transaction approved by the stockholders, or the sale, transfer, or other disposition of more than 75% of the total combined voting power of our outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction; or (ii) the sale, transfer or other disposition of all or substantially all of our assets in complete liquidation or dissolution of our Company other than in connection with a transaction described in clause (i) above, and other than in connection with a bankruptcy petition by us.

In connection with entry into the Employment Agreement, Mr. Osterberg also executed a non-disclosure and invention and copyright assignment agreement.

In addition, on February 27, 2014, we issued 650,000 shares of our unregistered common stock to CFO Advantage Consulting, LC, whose principal is Mr. Chidester, our former CFO, which entity formerly provided the services of our Chief Financial Officer as an incentive award for services provided to our company. As noted herein, 500,000 shares of this award were cancelled in December, 2014. As also noted herein, Mr. Chidester resigned as CFO as of May, 2, 2014, and, consequently, CFO Advantages, LC no longer is engaged by the Company.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joseph Marchal	-	-	-	-	-	-	-	-	-
Donna S. Moore	-	-	-	-	-	-	-	-	-

Discussion of Director Compensation

During the fiscal year ended December 31, 2014, the Company issued 438,000 shares of common stock to directors as fees for their service on the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 10, 2015 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than 5%, (ii) each of our named executive officers (as such term is defined in Item 402(m)(2) of Regulation S-K) and directors, and (iii) our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Joseph Marchal	4,433,161	25.8%
Mark Osterberg	0	0%
Donna S. Moore	150,000	.9%
Douglas MacLellan	75,000	.4%
Donald Sutherland	2,123,000	12.4%
Edward Brogan	1,524,000	8.9%
Michael Stanford (2)	0	0%
All directors and executive officers as a group (6 persons)	8,305,161	48.4%
Summit Capital USA, Inc. (3)	2,881,442	16.8%

(1) Based on an aggregate of 17,173,729 common shares outstanding as of March 26, 2015. The address for each officer and/or director is 605 W. Knox Rd., Suite, 202, Tempe, AZ 85284, the address of the Company.

(2) Mr. Stanford ceased to be an executive officer and director on May 27, 2014.

(3) The mailing address for Summit Capital USA, Inc. is 605 W. Knox Road, Suite 202, Tempe, AZ 85284. Summit Capital USA, Inc. is 50% owned by Summit Capital Corp, 2 Anthony Henday Center, 4914-55 St., Red Deer, AB, Canada T4N 2J4 (Summit Capital Corp. is beneficially owned by Gregg C.E. Johnson and Cheryl L. McRobbie-Johnson); 25% owned by Gregg C.E. Johnson, 6081 W. Park Ave., Chandler, AZ 85226; and 25% owned by Thomas P. Madden, 1192 W. Sunrise Place, Chandler, AZ 85248.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2014 and 2013, we had outstanding liabilities due to related parties. The Company has a stipulated agreement with the former president, Mr. Michael Christiansen for $79,272 and $91,772 at the years ended December 31, 2014 and December 31, 2013, respectively. The stipulated agreement was to have been paid by the yearend of December 31, 2014. Since this has not been done the agreement is in default. The company has a loan payable to the current Chairman and Chief Executive Officer, Mr. Joseph Marchal for $253,572 and $0 at the years ended December 31, 2014 and December 31, 2013, respectively. The loan payable has an interest rate of 12% and $6,616 of accrued interest has been recorded as of the year end December 31, 2014.

On August 20, 2014, we filed a complaint against Michael Stanford, our former sole director, CEO and largest shareholder, based upon the alleged wrongful, fraudulent and tortuous acts involving our company. The financial statements do not reflect, however, any claims or recovery we may realize from a lawsuit the Company filed against Mr. Stanford as a result of his improper conduct. See Part I, Item 3, “Legal Proceedings—Michael Stanford Litigation.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by HJ & Associates, LLC for the fiscal years ended December 31, 2014 and 2013, respectively.

	2014	2013

Audit Fees	$65,400	$54,720
Audit-Related Fees	-	-
Tax Fees	2,600	-
All Other Fees	-	-
Total	$68,000	$54,720

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

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-15.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012 by and among the Company, JSR Sub Co and Bolcán Mining Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on November 2, 2012).

2.1(a)	Acquisition Agreement and Plan of Merger Extension Agreement dated July 24, 2012 (Incorporated by reference to Exhibit 2.1(a) to the Company’s current report on Form 8-K filed with the SEC on November 2, 2012).

2.1(b)	Acquisition Agreement and Plan of Merger Extension Agreement dated October 24, 2012 (Incorporated by reference to Exhibit 2.1(b) to the Company’s current report on Form 8-K filed with the SEC on November 2, 2012).

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2010).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2010).

3.3	Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada. (Incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K as filed with the SEC on December 12, 2014).

10.1	Asset Purchase Agreement between The Bolcán Group LLC and Bolcán Mining Corporation effective June 30, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 2, 2012).

10.2	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.3	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.4	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.5	Amendment to Convertible Redeemable Promissory Note and Pledge Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.6	12% Convertible Redeemable Promissory Note dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.7	Pledge and Security Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.8	Common Stock Purchase Warrant dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.9	Subscription Agreement accepted on October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.10	Mutual Release, Non-Disparagement, Stock Cancellation and Non-Solicitation Agreement between Jameson Stanford Resources Corporation, Joseph Marchal, Gregg Johnson and Robbie S. Chidester dated September 24, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on September 26, 2014).

10.11	Agreement of Mutual Understanding and Settlement between Jameson Stanford Resources Corporation and Donald Sutherland dated September 18, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 1, 2014).

10.12	Form of Amendment to Common Stock Purchase Warrant dated October 27, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 29, 2014).

10.13	Employment Agreement by and between Star Mountain Resources, Inc. and Mark Osterberg dated as of February 11, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on February 17, 2015).†

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s current report on Form 8-K as filed with the SEC on January 13, 2015).

21.1	Subsidiaries of the Registrant*

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial and Accounting Officer*

32.1	Section 1350 Certification of President and Chief Operating Officer*

32.2	Section 1350 Certification of Interim Chief Financial and Accounting Officer*

101.INS	XBRL INSTANCE DOCUMENT**

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

* Filed herewith.

† Management contract or compensatory plan or arrangement.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(b) The exhibits filed with this annual report on Form 10-K are listed above in response to Item 15(a)(3).

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR MOUNTAIN RESOURCES, INC.
(Registrant)

By:	/s/ Joseph Marchal
Joseph Marchal
Chief Executive Officer

Date:	March 31, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Marchal as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report, which amendments may make such changes in the annual report as the attorney-in-fact deems appropriate and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Marchal	Chief Executive Officer and Director	March 31, 2015
Joseph Marchal	(principal executive officer)

/s/ Donna S. Moore	Interim Chief Financial Officer	March 31, 2015
Donna S. Moore	(principal financial and accounting officer)

/s/ Douglas MacLellan	Director	March 31, 2015
Douglas MacLellan

/s/ Edward Brogan	Director	March 31, 2015
Edward Brogan

/s/ Donald Sutherland	Director	March 31, 2015
Donald Sutherland

