Form 10-Q
period 2015-03-31
Star Mountain Resources, Inc.
filed 2015-05-08
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54405

STAR MOUNTAIN RESOURCES, INC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on May 8, 2015, was 17,223,729 shares.

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

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

“Mineralized material” as used in this quarterly report on Form 10-Q, although permissible under the United States Securities and Exchange Commission’s (“SEC”) Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits from the Star Mountain/Chopar Mine or the Ogden Bay Wildlife Management Area in Weber County, Utah will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR MOUNTAIN RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2015
	(unaudited)	Dec 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$36,320	$45,990
Prepaid expenses	8,954	15,725
Deposits	150	150

Total current assets	45,424	61,865

Property & equipment, net	76,815	78,266
Mineral rights	24,270	24,270
Surety bond	24,325	24,325

TOTAL ASSETS	$170,834	$188,726

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$341,148	$259,991
Accounts payable - related party	44,600	38,125
Accrued compensation	10,000	-
Loans payable - related party	266,588	253,572
Stipulated agreement liability, related party	79,272	79,272

Total current liabilities	741,608	630,960

Total Liabilities	741,608	630,960

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 50,000,000 shares, $.001 par value 0 issued and outstanding	-	-
Common stock, authorized 350,000,000 shares, $.001 par value, 17,223,729 and 17,969,729 shares issued and outstanding, respectively	17,224	17,970
Common stock subscribed	25,000	-
Additional paid in capital	7,665,661	7,377,627
Accumulated deficit	(8,278,659)	(7,837,831)

Total Stockholder’s Equity (Deficit)	(570,774)	(442,234)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$170,834	$188,726

The accompanying notes are an integral part of these condensed consolidated financial statements

STAR MOUNTAIN RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	Mar 31, 2015	Mar 31, 2014

OPERATING EXPENSES
Executive compensation	$130,000	$24,000
Exploration and development costs	66,896	21,722
General and administrative	228,604	531,160
General and administrative - related party	6,300	-

Total Operating Expenses	431,800	576,882

Loss from Operations	(431,800)	(576,882)

OTHER EXPENSES
Interest expense, related party	(7,736)	-
Interest expense	(1,192)	(164,693)

Loss before Income Taxes	(440,728)	(741,575)

State tax expense	(100)	-

NET LOSS	$(440,828)	$(741,575)

Basic Loss Per Share	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding	17,419,507	40,903,862

The accompanying notes are an integral part of these condensed consolidated financial statements

STAR MOUNTAIN RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
	Mar 31, 2015	Mar 31, 2014

Cash flows from operating activities
Net loss	$(440,828)	$(741,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,452	5,070
Shares issued for services	60,000	455,000
Stock options	85,288	-
Contributed capital	121,500	-
Amortization of debt discount	-	126,968
Changes in operating assets and liabilities
Prepaid expenses	6,770	11,857
Accounts payable and accrued expenses	76,921	(60,240)
Accounts payable - related party	6,475
Accrued interest	4,236	36,267
Accrued compensation	10,000	(4,000)
Contract payable	-	(16,906)
Stipulated agreement liability, related party	-	(12,500)

Net cash used in operating activities	(68,186)	(200,059)

Cash flows from investing activities
Advances to related party shareholder	-	(163,425)

Net cash used in investing activities	-	(163,425)

Cash flows from financing activities
Proceeds from issuance of convertible debt	-	500,000
Proceeds from issuance of common stock	20,500	-
Advances from related party shareholders	13,016	-
Common stock subscribed	25,000	-

Net cash provided by financing activities	58,516	500,000

Net increase (decrease) in cash	(9,670)	136,516

Cash, beginning of year	45,990	79

Cash, end of period	$36,320	$136,595

Supplemental Information:
Cash paid for:
Taxes	$100	$-
Interest Expense	$-	$-
Non-cash investing and financing activities
Warrants issued with convertible debt	$-	$298,989

The accompanying notes are an integral part of these condensed consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Star Mountain Resources, Inc., formerly Jameson Stanford Resources Corporation (the “Company”) is a minerals exploration company focused on acquiring and consolidating mining claims, mineral leases, producing mines, and historic mines with production and future growth potential identified through our exploration efforts. Our operations are focused on the initiation, production and expansion of our acquired mineral resources in the Star Mountain Mining District, Beaver County, Utah and turning them into producing assets. The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for our mineral rights. Furthermore, the Company has no plans to establish proven or probable reserves for any of our mineral rights.

The Company was incorporated on June 2, 2009 in Nevada initially as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States.

On October 29, 2012, Jameson Stanford Resources Corporation merged with Bolcán Mining Corporation (the “Merger”). Prior to the Merger, the Company was a publicly traded shell company with no business operations. The shell company was originally incorporated under the laws of the state of Nevada in 2009 as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses of $8,278,659 as of the period ended March 31, 2015. Further losses are anticipated in the development of its business.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The Company is in the exploration stage and its primary activities to date have included conducting research and exploration, developing markets for its products, securing strategic alliances, recruiting personnel and obtaining financing. The interim financial information of the Company as of the periods ended March 31, 2015 and March 31, 2014 is unaudited. The balance sheet as of December 31, 2014 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted principles for interim financial statements. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2015. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

NOTE 4 – MINERAL RIGHTS

At March 31, 2015, the Company had certain mining claims, mineral leases and excavation rights for mining projects located in Star Mining District in Beaver County, Utah and Ogden Bay Wildlife Management Area in Weber County, Utah. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of minerals excavated from these properties. The Company has not established proven or probable reserves on any of its mineral projects and no minerals have been extracted from these properties as of March 31, 2015. Capitalized cost of mineral rights was $24,270 as of March 31, 2015.

NOTE 5 – TRANSACTIONS WITH RELATED PARTIES

During the period ended March 31, 2015, related parties contributed services that were valued at $121,500. This was recorded in the Statements of Operations and Additional Paid in Capital on the Balance Sheet.

At the period ended March 31, 2015, the Company owed a related party $266,588. The Company recorded $7,736 interest expense for this loan payable.

note 6 – stipulated Agreement LIABILITY, RELATED PARTY

The Company entered into an agreement with Michael Christiansen (“Christiansen”), a former officer of the Company on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123,272 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The Amount Due was agreed to be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which the Company receives at least three million dollars ($3,000,000) of equity funding, or (b) December 31, 2014. The payment of this stipulated agreement is in default. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due. During the year ended December 31, 2014, the Company made payments of $12,500. At the period ending March 31, 2015, the remaining liability of $79,272 is recorded as Stipulated Agreement Liability in the accompanying financial statements.

NOTE 7 – CONTRACTS AND LEASE COMMITMENTS

Office Leases

The corporate office of the Company is located at 605 W. Knox Rd., Suite 202, Tempe, Arizona. These facilities are furnished rent free by one of the Company’s shareholders. An imputed rent expense of $500 per month is recorded to the Statements of Operations and recorded as Additional Paid in Capital on the Balance Sheet.

Employment Contract

On February 11, 2015, the Board of Directors of the Company appointed Mark Osterberg to serve as the Company’s President and Chief Operating Officer effective March 1, 2015. In connection with his appointment, Mr. Osterberg entered into an employment agreement dated as of February 11, 2015 (the “Employment Agreement”) with the Company pursuant to which he will receive an annual salary of $120,000 and annual bonuses of one-half percent of the Company’s gross sales, up to a maximum of 25% of Mr. Osterberg’s salary (“Incentive Compensation”). In addition, Mr. Osterberg is entitled to receive a one-time signing bonus of 50,000 shares of the Company’s common stock. The Company also granted Mr. Osterberg an option (the “Option”) to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.50 per share. The option vests with respect to 50,000 shares upon execution of the Employment Agreement. With respect to the remaining 200,000 shares, the option vests at the rate of 50,000 shares upon the close of each fiscal quarter from and commencing on the close of the first fiscal quarter from and after the date of the Employment Agreement. Mr. Osterberg is eligible to participate in the Company’s standard benefit programs for senior management.

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

NOTE 8 – EQUITY TRANSACTIONS

On February 2, 2015, the Company cancelled 910,000 shares of common stock previously issued to Michael Stanford pursuant to a court order issued in connection with the Company’s lawsuit against Mr. Stanford. These shares were valued at par value $0.001. See Note 9 – Legal Proceedings.

On March 1, 2015, the Company issued 50,000 shares of common stock pursuant to the employment agreement for the President. These shares were valued at $1.20 per share. See Note 7 – Contracts and Lease Agreements.

On March 17, 2015, the Company issued 114,000 shares of its common stock in exchange for payment of $20,500 and a mutual release of a claim by an investor. The investor claimed to have purchased and paid for 32,000 shares of the Company’s unregistered common stock in November 2013 but did not receive the shares purchased.

Stock Options

Effective March 1, 2015, as part of an employment agreement, an option was granted to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.50 per share. The option vests with respect to 50,000 shares upon execution of the Employment Agreement. With respect to the remaining 200,000 shares, the option vests at the rate of 50,000 shares upon the close of each fiscal quarter from and commencing on the close of the first fiscal quarter from and after the date of the Employment Agreement. The Company valued the issuance of these options using the Black Scholes valuation model assuming a maturity of 2.7 years, 0.896% risk free rate and an 88.83% volatility. At the period ended March 31, 2015, the vested value of the option was $85,288. This was recorded as stock compensation expense.

The following is a summary of the status of all Company’s stock options as of March 31, 2015 and changes during the three months ended on that date:

	Number	Weighted
	of Stock	Average
	Options	Exercise Price

Outstanding at January 1, 2015	0	$-
Granted	250,000	$0.50
Exercised	0	$-
Cancelled	0	$-
Outstanding at March 31, 2015	250,000	$0.50
Options exercisable at March 31, 2015	100,000	$0.50

NOTE 9 – LEGAL PROCEEDINGS

In connection with our litigation involving Michael Stanford in which the Fifth District Court of Beaver County (Civil Case No. 140500023) awarded us a judgment against Mr. Stanford as previously disclosed, the court issued a further order on February 2, 2015 authorizing us to cancel 910,000 shares of our common stock previously issued to Mr. Stanford. This cancellation of shares was in addition the 25 million shares that Mr. Stanford returned to the Company and cancelled by us on September 22, 2014. The 910,000 shares were cancelled on February 2, 2015.

We are evaluating what future legal proceedings we may pursue in order to collect money damages of approximately $23,494,700 awarded to us pursuant to the judgment awarded to us in this case. Our ability to collect any further amounts on the judgment is, however, inherently unpredictable and is subject to significant uncertainties and, therefore, determining the likelihood of a recovery and/or the measurement of any recovery is complex. Consequently, we are unable to estimate the range of reasonably possible further recovery. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption.

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

Outlook

We are evaluating additional opportunistic acquisitions in the mining industry to supplement our existing projects.

Results of Operations for the three months ended March 31, 2015 and March 31, 2014

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenue. No revenue was generated for the three months ended March 31, 2015 and March 31, 2014.

Cost of revenue. The cost of revenue for the three months ended March 31, 2015 and March 31, 2014 was zero.

Operating Expenses. Operating expenses were $431,800 and $576,882 for the three months ended March 31, 2015 and March 31, 2014, respectively. The decrease is due to reduction in professional fees offset by an increase in executive compensation.

Operating Loss. The operating loss was $431,800 and $576,882 for the three months ended March 31, 2015 and March 31, 2014, respectively. The decrease is due to reduction in professional fees offset by an increase in executive compensation.

Interest Expense. Interest expense, including interest expense–related parties, was $8,928 and $164,693 for the three months ended March 31, 2015 and March 31, 2014, respectively. The decrease was related to reduction in costs from the issuance of convertible notes.

Net Loss. Our net loss was $440,828 and $741,575 for the three months ended March 31, 2015 and March 31, 2014, respectively. The decrease is due to reduction in professional fees offset by an increase in executive compensation and a reduction in interest expense related to issuance of convertible debt.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had cash of $36,320 and $45,990 as of March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015 and December 31, 2014, current liabilities exceeded current assets creating negative working capital balances of $696,184 and $569,095, respectively.

Net cash used in operating activities was $68,186 and $200,059 for the three months ended March 31, 2015 and March 31, 2014, respectively.

Net cash used in investing activities was $0 and $163,425 for the three months ended March 31, 2015 and March 31, 2014, respectively.

Net cash provided from financing activities was $58,516 and $500,000 for the three months ended March 31, 2015 and March 31, 2014, respectively. The Company had total assets at March 31, 2015 of $170,834.

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

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly, we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Related Party Transactions

At the periods ended March 31, 2015 and December 31, 2014, the Company owed to a related party $266,588 and $253,572, respectively. For the period ended March 31, 2014, the Company recorded $7,736 interest expense-related party for the debt.

During the period ended March 31, 2015, related parties contributed services valued at $121,500. This was recorded in the Statements of Operations and Additional Paid in Capital on the Balance Sheet.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Joseph Marchal and our Interim Chief Financial Officer, Donna S. Moore, the certifying officers. Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2015, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Based on the evaluation described above, our certifying officers have concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective because we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

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

Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Michael Stanford Litigation

In connection with our litigation involving Michael Stanford in which the Fifth District Court of Beaver County (Civil Case No. 140500023) awarded us a judgment against Mr. Stanford as previously disclosed, the court issued a further order on February 2, 2015 authorizing us to cancel 910,000 shares of our common stock previously issued to Mr. Stanford. This cancellation of shares was in addition the 25 million shares that Mr. Stanford returned to the Company and cancelled by us on September 22, 2014. The 910,000 shares were cancelled on February 2, 2015.

We are evaluating what future legal proceedings we may pursue in order to collect money damages of approximately $23,494,700 awarded to us pursuant to the judgment awarded to us in this case. Our ability to collect any further amounts on the judgment is, however, inherently unpredictable and is subject to significant uncertainties and, therefore, determining the likelihood of a recovery and/or the measurement of any recovery is complex. Consequently, we are unable to estimate the range of reasonably possible further recovery. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption.

Other than as set forth above, we are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, that may materially affect us.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2015, the Company issued 50,000 shares of its common stock valued at $1.20 per share to Mark Osterberg as compensation under the terms of his employment agreement with the Company.

On March 17, 2015, the Company issued 114,000 shares of its common stock in exchange for payment of $20,500 and a mutual release of a claim by an investor. The investor claimed to have purchased and paid for 32,000 shares of the Company’s unregistered common stock in November 2013 but did not receive the shares purchased.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above transaction.

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

Star Mountain Resources, Inc.

Date: May 8, 2015	By:	/s/ Joseph Marchal
Joseph Marchal
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By:	/s/ Donna S Moore
Donna S. Moore
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

