Form 10-Q
period 2015-06-30
Star Mountain Resources, Inc.
filed 2015-08-11
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock, $0.001 par value, issued and outstanding on August 11, 2015, was 21,363,729 shares.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR MOUNTAIN RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,064,590	$45,990
Prepaid expenses	3,971	15,725
Deposits	150	150

Total current assets	1,068,711	61,865

Property & equipment, net	75,364	78,266
Mineral rights	24,270	24,270
Surety bond	24,325	24,325

TOTAL ASSETS	$1,192,670	$188,726

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$356,828	$259,991
Accounts payable - related party	54,872	38,125
Loans payable - related party	202,145	253,572
Stipulated agreement liability - related party	79,272	79,272
Total current liabilities	693,117	630,960

Total Liabilities	693,117	630,960

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 50,000,000 shares, $.001 par value 0 issued and outstanding	-	-
Common stock, authorized 350,000,000 shares, $.001 par value, 21,363,729 and 17,969,729 issued and outstanding, respectively	21,364	17,970
Common stock subscribed	110,000	-
Subscription receivable	(110,000)	-
Additional paid in capital	10,532,665	7,377,627
Accumulated deficit	(10,054,476)	(7,837,831)

Total Stockholders’ Equity (Deficit)	499,553	(442,234)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,192,670	$188,726

The accompanying notes are an integral part of these condensed consolidated financial statements

STAR MOUNTAIN RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
OPERATING EXPENSES
Executive Compensation	492,500	6,000	622,500	30,000
Exploration and development costs	45,301	5,214	112,197	26,936
General and administrative	675,646	131,928	904,250	663,088
General and administrative - related party	552,813	11,831	559,113	11,831

Total Operating Expenses	1,766,260	154,973	2,198,060	731,855

Loss from Operations	(1,766,260)	(154,973)	(2,198,060)	(731,855)

OTHER EXPENSES
Interest expense - related parties	(8,416)	(206,714)	(16,152)	(369,949)
Interest expense	(1,141)	(2,627)	(2,333)	(4,085)

Net Loss before Income Taxes	(1,775,817)	(364,314)	(2,216,545)	(1,105,889)

State tax expense	-	-	(100)	-

NET LOSS	$(1,775,817)	$(364,314)	$(2,216,645)	$(1,105,889)

Basic Loss Per Share	$(0.10)	$(0.01)	$(0.12)	$(0.03)

Weighted Average Number of Common Shares Outstanding	18,052,740	40,903,862	17,737,873	40,695,575

The accompanying notes are an integral part of these condensed consolidated financial statements

STAR MOUNTAIN RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net loss	$(2,216,645)	$(1,105,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,903	10,139
Shares issued for services	1,765,000	455,000
Stock options	127,932	-
Contributed capital	-	21,000
Amortization of debt discount	-	288,182
Changes in operating assets and liabilities
Prepaid expense	11,753	23,715
Deposits	-	5,100
Accounts payable and accrued expenses	80,685	(10,959)
Accounts payable - related party	16,747	-
Accrued interest - related party	16,152	81,767
Accrued compensation	-	(4,000)
Contract payable	-	(24,366)
Stipulated agreement liability - related party	-	(12,500)

Net cash used in operating activities	(195,473)	(272,811)

Cash flows from investing activities
Advances to related party shareholders	-	(228,484)
Net cash used in investing activities	-	(228,484)

Cash flows from financing activities
Proceeds from issuance of convertible debt	-	500,000
Proceeds from issuance of common stock	1,179,500	-
Proceeds from loan payable - related party	34,573	25,000

Net cash provided by financing activities	1,214,073	525,000
Net increase in cash	1,018,600	23,705
Cash and cash equivalents, beginning of period	45,990	79
Cash and cash equivalents, end of period	$1,064,590	$23,784

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Non-cash investing and financing activities
Warrants issued with convertible debt	$-	$298,989
Stock issued for settlement of related party debt	$86,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

NOTE 2 – ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On June 16, 2015 (the “Effective Date”), the Company signed a letter of intent with an unrelated party to acquire and operate a base metal mine located in North America along with certain mining and processing equipment located at the mine. After we complete our planned acquisition of the mine, we intend to recommence production of base metal minerals which production is currently suspended. Under the terms of the letter of intent, we agreed to acquire the entity (we call this entity the “Mine Acquisition Company”) that has the right to acquire the entity that owns the mine and related mining assets (we call this entity the “Mine Holding Company”).

As consideration for the purchase of the Mine Acquisition Company, we agreed to issue 2,100,000 shares of our unregistered common stock, par value $.001 per share (the “Common stock”) to the sole member of the entity which owns the mine acquisition company (the “Seller”), of which 100,000 shares may be issued to the Seller’s legal counsel as partial payment for legal fees. In addition, we agreed to fund the Mine Acquisition Company with $3,500,000 in cash at closing which amount will be used to pay closing costs and other debts of the Mine Acquisition Company of approximately $1,190,000 and other amounts required to complete the acquisition of the Mine Holding Company. In the event we sell any of our common stock at a price less than $3.00 per share (the “Target Market Price”) during the period of time from the closing date of our acquisition of the Mine Holding Company through the date we complete a Qualified Financing Transaction (as hereinafter defined) (the “Measurement Period”), then the number of our shares of Common Stock to be issued to the Seller will increase by 15,000 shares for each $.10 increment below the Target Market Price (the “Share Increase”). The term Qualified Financing Transaction means one or more transactions during the Measurement Period in which we receive gross proceeds of up to $10,000,000 from the sale of our common stock.

Excluding a transaction involving parties currently in negotiation with the Mine Acquisition Company to finance its planned acquisition of the Mine Holding Company, and so long as we deposit $250,000 into our attorney’s trust account, we will have the right to acquire the Mine Acquisition Company for a period of 60 days from the Effective Date and confirmation of the deposit of the payment of the $250,000 has been provided to the Seller (the “Option Period”). Confirmation of the $250,000 deposit was provided to the Seller’s legal counsel on the Effective Date. The Option Period may be extended by an additional 30 days provided we send written notice to Fognani & Faught, PLLC with 5 days written notice prior to the end of the Option Period that we intend to extend the Option Period and we have deposited an additional $250,000 in our attorney’s trust account and provided the Seller with confirmation of such deposit (the “Additional Termination Fee”). In the event we fail to make the Deposit (defined below) within the Option Period, then the Mine Acquisition Company is entitled to retain the Termination Fee and Additional Termination Fee.

The closing of the transactions contemplated by the letter of intent is expected to be completed no later than 45 days after the expiration of the Option Period and will be conditioned upon certain, limited customary representations and warranties to be included in a merger agreement, as well as the following conditions to closing:

(i) Providing proof prior to expiration of the Option Period that we have adequate financing sufficient to cover the cash payments due at closing;

(ii) Prior to expiration of the Option Period, depositing $3.5 million into our legal counsel’s trust account as a good faith deposit to be applied to the purchase price for the Mine Holding Company (the “Deposit”). If the Deposit is not made within this time period, the letter of intent may be terminated by Seller upon 5 days’ notice;

(iii) Mine Acquisition Company entering into an agreement with the Seller whereby the Seller will be entitled to receive a net smelter return royalty on the mine’s base metal production for the life of the mine and payment to the Seller of an additional portion of the gross receipts from the sale of all minerals (including all metals and non-metals and any saleable waste material) other than the base metals from the mine, subject to a buy-out right to be agreed on in the Seller’s sole discretion;

(iv) Seller’s designating one member to our board of directors, appointment of certain members of an advisory board we intend to establish for the purpose of making recommendations to our Board of Directors regarding subsequent mergers and acquisitions and provide technical advice regarding mining related issues, and entering into compensation agreements with these individuals for their service;

(v) entering into employment agreements with non-compete clauses between us and certain principals of the Seller;

(vi) delivery of certain financial statements of the Mine Acquisition Company and the Mine Holding Company within the time periods necessary to meet applicable SEC reporting requirements;

(vii) Mine Acquisition Company completing the purchase of the Mine Holding Company; and

(viii) Confirmation that the merger, will not terminate or change, inclusive of all options for extension, any agreements related to the Mine Holding Company or the Mine Holding Company’s subsidiaries right, title and interest in and to the mine or any other material contract necessary to allow Mine Acquisition Company to operate and exploit the mine.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses of $10,054,476 as of the period ended June 30, 2015. Further losses are anticipated in the development of its business. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The Company is in the exploration stage and its primary activities to date have included conducting research and exploration, developing markets for its products, securing strategic alliances, recruiting personnel and obtaining financing. The interim financial information of the Company as of the periods ended June 30, 2015 and June 30, 2014 is unaudited. The balance sheet as of December 31, 2014 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted principles for interim financial statements. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2015. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

NOTE 5 – MINERAL RIGHTS

At June 30, 2015, the Company had certain mining claims, mineral leases and excavation rights for mining projects located in Star Mining District in Beaver County, Utah and Ogden Bay Wildlife Management Area in Weber County, Utah. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of minerals excavated from these properties. The Company has not established proven or probable reserves on any of its mineral projects and no minerals have been extracted from these properties as of June 30, 2015. Capitalized cost of mineral rights was $24,270 as of June 30, 2015 and December 31, 2014.

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

During the six months ended June 30, 2015, related parties were issued 1,550,000 shares of common stock for services rendered. These shares were issued at $1.10 per share. During the six months ended June 30, 2015, a related party was issued 50,000 shares as a one- time signing bonus as part of an employment agreement.

During the six months ended June 30, 2015, a related party loaned the Company $34,573. At the period ended June 30, 2015, the amount owed to a related party was $202,145. The Company recorded $16,152 interest expense for this loan payable. During the period ended June 30, 2015, as part of the Private Placement closing on June 30, 2015, discussed in Footnote 9 below, a related party agreed to convert $86,000 of the loan payable to Units sold in the offering.

note 7 – stipulated Agreement LIABILITY, RELATED PARTY

The Company entered into an agreement with Michael Christiansen (“Christiansen”), a former officer of the Company on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123,272 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The Amount Due was agreed to be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which the Company receives at least three million dollars ($3,000,000) of equity funding, or (b) December 31, 2014. The payment of this stipulated agreement is in default. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due. During the year ended December 31, 2014, the Company made payments of $12,500. At the six months ending June 30, 2015, the remaining liability of $79,272 is recorded as Stipulated Agreement Liability in the accompanying financial statements.

NOTE 8 – CONTRACTS AND LEASE COMMITMENTS

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

Letter of Intent

On June 16, 2015 (the “Effective Date”), the Company signed a letter of intent with an unrelated party to acquire and operate a base metal mine located in North America along with certain mining and processing equipment located at the mine. See Note 2 - Entry Into a Material Definitive Agreement.

NOTE 9 – EQUITY TRANSACTIONS

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

On May 15, 2015, the Company issued 1,550,000 shares of its common stock to related parties for services rendered and to be rendered during the six months ended June 30, 2015. These shares were valued at $1.10 per share.

On June 30, 2015, the Company issued 310,000 shares of its common stock for $105,000 received during the period ended June 30, 2015.

Unit Offering

On June 30, 2015, the Company completed the closing of its offering of 1,000 units (the “Units”) of its common stock and warrants at a price of $1,000 per Unit for an aggregate offering amount of $1,000,000. To cover an over-allotment in this offering, we sold an additional 250 Units for an additional aggregate offering amount of $250,000 bringing the total amount sold in this offering to $1,250,000. The Units were sold to 13 accredited investors one of whom included our Chief Executive Officer who purchased 86 Units by converting $86,000 previously loaned to the Company. Each Unit consists of 2,000 shares of common stock together with callable common stock purchase warrants entitling the holder thereof to purchase 2,000 shares of common stock at an exercise price of $1.00 per share for a period of three years from the date of acquisition, unless earlier called by the Company in the event the common stock trades at or above three dollars ($3.00) per share for a period exceeding ten (10) consecutive trading days (the “Warrant”). The Company elected to sell to an unrelated party 110 Units in this offering for a promissory note in the principal amount of $110,000 due July 10, 2015. The note accrues interest at the rate of 5% per annum. At the closing of this offering, the Company issued an aggregate of 2,280,000 shares of common stock and warrants to purchase 2,280,000 shares of common stock. Upon receipt of the $110,000 from the promissory note, the total offering would total $1,250,000. The value of the promissory note was recorded as common stock receivable.

Stock Options

Effective March 1, 2015, as part of an employment agreement, an option was granted to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.50 per share. The option vests with respect to 50,000 shares upon execution of the Employment Agreement. With respect to the remaining 200,000 shares, the option vests at the rate of 50,000 shares upon the close of each fiscal quarter from and commencing on the close of the first fiscal quarter from and after the date of the Employment Agreement. The Company valued the issuance of these warrants using the Black Scholes valuation model assuming a maturity of 2.7 years, 0.693% risk free rate and an 88.83% volatility. At the six months ended June 30, 2015, the vested value of the option was $127,932. This was recorded as stock compensation expense.

The following is a summary of the status of all Company’s stock options as of June 30, 2015 and changes during the six months ended on that date:

	Number	Weighted
	of Stock	Average
	Options	Exercise Price

Outstanding at January 1, 2015	0	$-
Granted	250,000	$0.50
Exercised	0	$-
Cancelled	0	$-
Outstanding at June 30, 2015	250,000	$0.50
Options exercisable at June 30, 2015	150,000	$0.50

Warrants

During the six months ended June 30, 2015, the Company issued a total of 2,280,000 common stock purchase warrants that were issued as part of Units sold to investors as part of the offering discussed above.

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2015 and changes during the six months ended on that date:

	Number	Weighted
	of Stock	Average
	Warrants	Exercise Price

Outstanding at January 1, 2015	0	$-
Granted	2,280,000	$1.00
Exercised	0	$-
Cancelled	0	$-
Outstanding at June 30, 2015	2,280,000	$1.00
Options exercisable at June 30, 2015	2,280,000	$1.00

NOTE 10 – LEGAL PROCEEDINGS

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

NOTE 11 – SUBSEQUENT EVENTS

On July 13, 2015, the Company agreed to issue 55 Units to an unrelated party and to extend the payment terms of the remaining $55,000 for an additional 55 units as part of the $110,000 promissory note it received from that party in connection with the Company’s offering of its Units discussed in Note 9 – Equity Transactions. In addition, on July 28, 2015, the Company sold an additional 55 Units of its common stock and warrants to its Chief Executive Officer at a price of $1,000 per Unit for an aggregate offering amount of $55,000. The purchase price was paid by the conversion of $55,000 of principal amount of a previous loan to the Company from its Chief Executive Officer. Each Unit consists of 2,000 shares of common stock together with callable common stock purchase warrants entitling the holder thereof to purchase 2,000 shares of common stock at an exercise price of $1.00 per share for a period of three years from the date of acquisition, unless earlier called by the Company in the event the common stock traders at or above three dollars ($3.00) per share for a period exceeding ten (10) consecutive trading days (the “Warrant”). The shares for these two transactions have not yet been issued.

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

Our current active projects include:

Star Mountain/Chopar (Star Mining District) - The Star Mountain/Chopar project consists of 116 lode-mining claims and four metalliferous mineral leases located in the Star Mountain range in the Star Mining District, in Beaver County, Utah, approximately five miles west of Milford, Utah. The Star Mountain/Chopar project involves a total area of 3,730 acres. Through the date of this report, the Company has conducted geological analysis, magnetic geophysical studies, and a limited reverse circulation and core drilling exploration program. Based on preliminary results from an independent firm of geologists and geophysicists, the Company has resolved to engage in further substantive field evaluations, geophysical reviews, and drilling, in order to ascertain the nature and extent of the inferred mineralization at this site. In February, 2015, the Company’s third-party geology and geophysical consultants commenced on-site work in order to provide the data necessary to determine the scope of work required to undertake a preliminary economic assessment study of our mineral rights in the project area. The work entailed geological mapping to ascertain the presence of favorable geological conditions for the occurrence of gold, copper, zinc or other metals of value. We expect to follow-up the mapping with soil and rock chip geochemical surveys in the third quarter of 2015 and if the results warrant, intend to file for necessary permits allowing drill testing of any appropriate anomalies shortly thereafter,

Ogden Bay Minerals - Ogden Bay Minerals is a mineral excavation project on federal protected wetlands, canals and river systems across 25 square miles of land area known as North Delta, located in West Ogden, Utah. The Company was commissioned by the State of Utah, Division of Natural Resources, USDA Natural Resources Conservation Service and Weber County Emergency Management to restore habitat, repair damage, dredge silt and sand and remove debris from the Weber River. Our excavation and harvesting rights are maintained through easement rights obtained from Weber County and a special use river/stream alteration permit as part of a State of Utah/Weber County flood mitigation project. The project area may contain alluvial heavy mineral deposits. The presence of heavy mineral deposits of potential economic interest has not yet been determined and significant testing will be required in order to determine if such deposits exist and if processing is economically viable and warranted. The Company intends to commence studies in the fourth quarter of 2015 to determine potential of the Ogden Bay Minerals project and to determine whether or not the company will pursue this project.

North American Base Minerals - On June 16, 2015 the Company signed a letter of intent with an unrelated party to acquire and operate a base metal mine located in North America along with certain mining and processing equipment located at the mine. Under the terms of the letter of intent, we agreed to acquire the entity (we call this entity the “Mine Acquisition Company”) that has the right to acquire the entity that owns the mine and related mining assets (we call this entity the “Mine Holding Company”). See Note 2- Entry Into a Material Definitive Agreement.

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

Base Minerals - After we complete our planned acquisition of the North American Base Minerals mine, we intend to recommence production of base metal minerals which production is currently suspended.

Outlook

We intend on completing the acquisition of the North American Base Minerals mine discussed above by the end of our third quarter in Fiscal 2015. The completion of this acquisition is conditioned upon a number of factors including our raising of a minimum of $2,000,000 and completion of the closing conditions set forth in the letter of intent and other conditions discussed in Note 2 to our financial statements included elsewhere in this report.

We are evaluating additional opportunistic acquisitions in the mining industry to supplement our existing projects.

Results of Operations for the three and six months ended June 30, 2015 and June 30, 2014

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenue. No revenue was generated for the three and six months ended June 30, 2015 and June 30, 2014.

Cost of revenue. The cost of revenue for the three and six months ended June 30, 2015 and June 30, 2014 was zero.

Operating Expenses. Operating expenses were $1,766.260 and $154,973 for the three months ended June 30, 2015 and June 30, 2014, respectively and $2,198,060 and $731,855 for the six months ended June 30, 2015 and June 30, 2014, respectively. The increases in operating expenses were primarily due to increases in executive compensation and consulting costs as a result of employing a president and issuing common stock for executive compensation and general and administrative costs.

Operating Loss. The operating loss was $1,766,260 and $154,973 for the three months ended June 30, 2015 and June 30, 2014, respectively and $2,198,060 and $731,855 for the six months ended June 30, 2015 and June 30, 2014, respectively. The increases in operating loss was due increases in operating expenses discussed above.

Interest Expense. Interest expense, including interest expense–related parties, was $9,557 and $209,341 for the three months ended June 30, 2015 and June 30, 2014, respectively and $18,485 and $374,034 for the six months ended June 30, 2015 and June 30, 2014, respectively. The decreases were related to reductions in interest on debt that was converted to equity by its holder.

Net Loss. Our net loss was $1,775,817 and $364,314 for the three months ended June 30, 2015 and June 30, 2014, respectively and $2,216,645 and $1,105,889 for the six months ended June 30, 2015 and June 30, 2014, respectively. The increases were due to increases in operating expenses partially offset by a reduction in interest expense discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had cash of $1,064,590 and $45,990 as of June 30, 2015 and December 31, 2014, respectively. The increase in cash resulted from the closing of a private placement that closed on June 30, 2015.

At June 30, 2015 current assets exceeded current liabilities creating a positive working capital of $375,594. At December 31, 2014, current liabilities exceeded current assets creating a negative working capital balance of $569,095.

Net cash used in operating activities was $195,473 and $272,811 for the six months ended June 30, 2015 and June 30, 2014, respectively.

Net cash used in investing activities was $0 and $228,484 for the six months ended June 30, 2015 and June 30, 2014, respectively.

Net cash provided from financing activities was $1,214,073 and $525,000 for the six months ended June 30, 2015 and June 30, 2014, respectively. The Company had total assets at June 30, 2015 of $1,192,670.

Cash Requirements

We do not have sufficient liquidity to satisfy our cash requirements to complete the North American Base mineral mine discussed above and are currently seeking to raise additional equity and /or debt capital in order to complete this acquisition. In addition, we intend to develop a significant capital investment program to scale our production capacity which will require us to raise additional debt or equity capital. Any issuance of equity securities will result in dilution to our stockholders. Issuance of debt or convertible securities could also involve substantial dilution to our stockholders or operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we will not be able to complete the North American Base Mineral mine and may be required to reduce the scope of, delay or eliminate some or all of our planned exploration activities which could harm our financial conditions and operating results.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly, we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Related Party Transactions

At the periods ended June 30, 2015 and December 31, 2014, the Company owed to a related party $202,145 and $253,572, respectively. For the period ended June 30, 2014, the Company recorded $16,152 interest expense-related party for the debt. During the period ended June 30, 2015, as part of the Private Placement offering, a related party converted $86,000 of funds owed by the Company into units of the offering as discussed in Part II, Item 2 below.

During the period ended June 30, 2015, related parties were issued 1,550,000 shares of common stock for services rendered. The shares were issued at a value of $1.10 per share.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Joseph Marchal and our Interim Chief Financial Officer, Donna S. Moore, the certifying officers. Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2015, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Based on the evaluation described above, our certifying officers have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective because we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 30, 2015, the Company issued 310,000 shares of its common stock for $105,000 received during the period ended June 30, 2015.

These shares of our common stock ( “securities”) were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our securities were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these securities had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to allow us to include a legend on the securities stating that such securities are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above transaction.

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

10.14	Letter of Intent by and between Star Mountain Resources, Inc. and Fognani & Faught, PLLC dated as of June 16, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on June 17, 2015).

10.15	Form of Subscription Agreement for offering of Units (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on June 17, 2015).

10.16	Form of Common Stock Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on June 17, 2015).

10.17	Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on June 17, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial and Accounting Officer*

32.1	Section 1350 Certification of President and Chief Operating Officer*

32.2	Section 1350 Certification of Interim Chief Financial and Accounting Officer*

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Star Mountain Resources, Inc.

Date: August 11, 2015	By:	/s/ Joseph Marchal
Joseph Marchal
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2015	By:	/s/ Donna S Moore
Donna S. Moore
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

