Form 10-Q
period 2015-09-30
Star Mountain Resources, Inc.
filed 2015-11-13
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock, $0.001 par value, issued and outstanding on November 13, 2015, was 24,273,729 shares.

2

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report includes forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

“Mineralized material” as used in this quarterly report on Form 10-Q, although permissible under the United States Securities and Exchange Commission’s (“SEC”) Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any deposits from the Star Mountain/Chopar Mine, the Ogden Bay Wildlife Management Area in Weber County, Utah or the Balmat Zinc Mine in St. Lawrence, New York will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR MOUNTAIN RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$491,688	$45,990
Restricted cash	500,000	-
Prepaid expenses	1,529,469	15,725
Deposits	150	150

Total current assets	2,521,307	61,865

Property & equipment, net	73,912	78,266
Investment in acquisition	550,000	-
Mineral rights	24,270	24,270
Surety bond	24,325	24,325

TOTAL ASSETS	$3,193,814	$188,726

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$234,476	$259,991
Accounts payable - related party	31,829	38,125
Loans payable - related party	374,938	253,572
Stipulated agreement liability - related party	79,272	79,272

Total current liabilities	720,515	630,960

Total Liabilities	720,515	630,960

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 50,000,000 authorized, $.001 par value 5,000 and 0 issued and outstanding, respectively	5	-
Common stock, authorized 350,000,000 shares, $.001 par value, 24,223,729 and 17,969,729 issued and outstanding, respectively	24,224	17,970
Common stock subscribed	110,000	-
Subscription receivable	(55,000)	-
Additional paid in capital	14,200,944	7,377,627
Accumulated deficit	(11,806,874)	(7,837,831)

Total Stockholdes’ Equity (Deficit)	2,473,299	(442,234)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,193,814	$188,726

The accompanying notes are an integral part of these condensed consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

OPERATING EXPENSES
Executive Compensation	470,000	36,000	1,092,500	66,000
Exploration and development costs	47,953	19,352	160,150	46,288
General and administrative	231,567	83,083	613,317	755,818
General and administrative - related party	994,333	60,750	2,075,945	62,934

Total Operating Expenses	1,743,853	199,185	3,941,912	931,040

Loss from Operations	(1,743,853)	(199,185)	(3,941,912)	(931,040)

OTHER INCOME (EXPENSES)
Interest income	95	-	95	-
Interest expense - related parties	(8,500)	(208,985)	(24,652)	(578,934)
Interest expense	-	(1,361)	(2,333)	(5,446)
Loss on sale of fixed asset	-	(23,943)	-	(23,943)

Net Loss before Income Taxes	(1,752,258)	(433,474)	(3,968,802)	(1,539,363)

State tax expense	(141)	-	(241)	-

NET LOSS	$(1,752,399)	$(433,474)	$(3,969,043)	$(1,539,363)

Basic Loss Per Share	$(0.08)	$(0.01)	$(0.21)	$(0.04)

Weighted Average Number of Common Shares Outstanding	21,501,229	38,729,949	19,006,110	40,033,166

The accompanying notes are an integral part of these condensed consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For Nine Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activies
Net loss	$(3,969,043)	$(1,539,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,355	11,985.
Shares issued for services	3,247,255	455,000
Stock options	170,576	-
Contributed capital	-	103,500
Loss on sale of fixed asset	-	23,943
Amortization of debt discount	-	451,167
Changes in operating assets and liabilities
Prepaid expense	-	15,138
Deposits	-	4,950
Accounts payable and accrued expenses	(52,211)	(5,586)
Accounts payable - related party	21,204	-
Accrued interest - related party	26,696	127,767
Accrued compensation	-	(4,000)
Contract payable	-	(24,366)
Stipulated agreement liability - related party	-	(12,500)

Net cash used in operating activities	(551,168)	(392,365)

Cash flows from investing activities
Advances to related party shareholders	-	(228,484)
Sale (Purchase) of property and equipment	-	44,000

Net cash used in investing activities	-	(184,484)

Cash flows from financing activities
Proceeds from issuance of convertible debt	-	500,000
Proceeds from issuance of common stock	1,179,500	-
Common stock subscribed	55,000	-
Proceeds from loan payable - related party	262,366	78,559

Net cash provided by financing activities	1,496,866	578,559

Net increase in cash	945,698	1,710

Cash, beginning of period	45,990	79

Cash, end of period	$991,688	$1,789

Supplemental Information:
Cash paid for:
Taxes	$241	$-
Interest Expense	$-	$-
Non-cash investing and financing activities
Warrants issued with convertible debt	$-	$298,989
Collection of advances through cancellation of stock	$-	$1,427,320
Repayment of advances through return of property and equipment		$64,000
Stock issued for settlement of related party debt	$168,500	$-
Stock issued for prepaids	$1,513,745	$-
Stock issued for investment in acquisition	$550,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Star Mountain Resources, Inc. (the “Company”, “we”, “us”, “our”) is a minerals exploration company focused on acquiring and consolidating mining claims, mineral leases, producing mines, and historic mines with production and future growth potential identified through our exploration efforts. Our operations are focused on re-commencing mining activities at the Balmat Zinc mine in the Balmat mining district in St. Lawrence County, New York and continue considering the feasibility of further exploration of minerals at the Star Mountain Mining District, Beaver County, Utah. The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7 through the completion of a “final” or “bankable” feasibility study for our mineral rights. The Company intends to complete a feasibility study for the Balmat Zinc mine.

The Company was incorporated on September 2, 2009 in Nevada initially as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States. On October 29, 2012, Jameson Stanford Resources Corporation merged with Bolcán Mining Corporation (the “Merger”). Prior to the Merger, the Company was a publicly traded shell company with no business operations.

Effective December 15, 2014, the name of the Company was changed to Star Mountain Resources, Inc. to better reflect its primary focus to explore and conduct pre-extraction activities for mineral rights it holds in the Star Mining District. In addition, the Company increased its authorized capital stock from 350,000,000 shares to 400,000,000 shares, of which 350,000,000 shares are common stock and 50,000,000 shares are preferred stock. The increase in capital stock is intended to allow the Company to issue capital stock with respect to corporate opportunities without delay.

NOTE 2 – ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On June 16, 2015 (the “Effective Date”), the Company signed a letter of intent with an unrelated party to acquire and operate the Balmat Zinc mine. The letter of intent resulted in the Company entering into the Northern Zinc Purchase Agreement and the Balmat Purchase Agreement as discussed in Note 12 - Subsequent Events.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses of $11,806,874 as of the period ended September 30, 2015. Further losses are anticipated in the development of its business. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations and cash flows in the near-term future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations and purchase to the Northern Zinc Purchase Agreement and the Balmat Purchase Agreement.. Management plans to finance the Company’s operating costs as necessary over the next twelve months with loans from significant shareholders and directors, and the private placement of the Company’s securities. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The Company is in the exploration stage and its primary activities to date have included conducting research and exploration, evaluation potential mergers and acquisitions, securing strategic alliances, recruiting personnel and obtaining financing. The interim financial information of the Company as of the periods ended September 30, 2015 and September 30, 2014 is unaudited. The balance sheet as of December 31, 2014 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted principles for interim financial statements. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal, recurring nature. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2015. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

NOTE 5 – RESTRICTED CASH

During the nine months ended September 30, 2015, the Company deposited $500,000 into an escrow account with the Company’s attorneys. These funds are part of the purchase price of the mine acquisition discussed in Note 12 Subsequent Events and were unavailable for our use in operations.

NOTE 6 – MINERAL RIGHTS

At September 30, 2015, the Company had certain mining claims, mineral leases and excavation rights for mining projects located in Star Mining District in Beaver County, Utah and Ogden Bay Wildlife Management Area in Weber County, Utah. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of minerals excavated from these properties. The Company has not established proven or probable reserves on any of its mineral projects and no minerals have been extracted from these properties as of September 30, 2015. Capitalized cost of mineral rights was $24,270 as of September 30, 2015 and December 31, 2014.

NOTE 7 – TRANSACTIONS WITH RELATED PARTIES

During the nine months ended September 30, 2015, related parties were issued 3,700,000 shares of common stock and 5,000 shares of preferred stock for services rendered. These shares were issued at $1.10 per share. During the nine months ended September 30, 2015, a related party was issued 50,000 shares as a onetime signing bonus as part of an employment agreement.

During the nine months ended September 30, 2015, a related party loaned the Company $332,365. At the period ended September 30, 2015, the amount owed to a related party was $374,938. The Company recorded $24,652 interest expense for this loan.. During the period ended September 30, 2015, as part of the Private Placement closing on September 30, 2015, discussed in Footnote 9 below, a related party agreed to convert $141,000 of the loan payable to Units sold in the offering.

note 8 – stipulated Agreement LIABILITY, RELATED PARTY

The Company entered into an agreement with Michael Christiansen (“Christiansen”), a former officer of the Company on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123,272 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The Amount Due was agreed to be paid as follows: $10,500 on or before August 15, 2013; $10,500 on or before September 15, 2013; $10,500 on or before October 15, 2013; and the balance in installments of $15,000 beginning on the earlier of (a) the first day of the month following the date on which the Company receives at least three million dollars ($3,000,000) of equity funding, or (b) December 31, 2014. The payment of this stipulated agreement is in default. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due. During the year ended December 31, 2014, the Company made payments of $12,500. At the nine months ending September 30, 2015, the remaining liability of $79,272 is recorded as Stipulated Agreement Liability in the accompanying financial statements.

NOTE 9 – CONTRACTS AND LEASE COMMITMENTS

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

On June 16, 2015 (the “Effective Date”), the Company signed a letter of intent with an unrelated party to acquire and operate the Balmat Zinc mine. The letter of intent resulted in the Company entering into the Northern Zinc Purchase Agreement and the Balmat Purchase Agreement as discussed in Note 12 - Subsequent Events.

NOTE 10 – EQUITY TRANSACTIONS

On February 2, 2015, the Company cancelled 910,000 shares of common stock previously issued to Michael Stanford pursuant to a court order issued in connection with the Company’s lawsuit against Mr. Stanford. These shares were valued at par value $0.001. See Note 11 – Legal Proceedings.

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

On June 30, 2015, the Company issued 310,000 shares of its common stock in exchange for equity investments totaling $105,000 received during the period ended June, 2015.

On September 30, 2015, the Company issued 2,150,000 shares of its common stock to related parties for services rendered and to be rendered during the year ended December 31, 2015. The shares were valued at $1.10 per share.

On September 30, 2015, the Company issued 100,000 shares of its common stock to unrelated parties for services rendered and to be rendered during the year ended December 31, 2015. The shares were valued at $1.10 per share.

On September 30, 2015, the Company issued 500,000 shares of its common stock to an unrelated party as good faith partial payment for the acquisition of a mine discussed in Note 12. The shares were valued at $1.10 per share.

Series B Preferred Stock

On September 30, 2015, the Company filed with the Secretary of State of Nevada a certificate of designation of preferences, rights and limitations creating the Company’s Series B preferred stock and designating the rights and preferences of the Series B preferred stock (the “Series B Certificate of Designation”). The Series B Certificate of Designation authorized the issuance of up to 100,000 shares of Series B preferred stock, par value $0.001 per share. Holders of the Series B preferred stock are entitled to 100 votes per share on matters submitted to a vote of the Company’s stockholders.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary of involuntary, the holders of the Series B preferred stock will be entitled to receive out of the assets of the Company an amount equal to the par value of the Series B Preferred and any other fees or liquidated damages then due and owing, for each share of Series B preferred stock before any distribution or payment is made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B preferred stock will be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The preference rights of the Series B Preferred Stock precedes the rights of the Series C Preferred Stock.

Subject to the terms of the Series B Certificate of Designation, the Series B preferred stock is convertible, at any time after six months after the date of issuance into that number of shares of common stock determined by multiplying the number of shares of Series B preferred stock by 100, subject to adjustment as provided in the Series B Certificate of Designation. The Company will not effect any conversion of Series B preferred stock, and the holder of Series B preferred stock will not have the right to convert any portion of the Series B preferred stock, to the extent that, after giving effect to the conversion, the holder and its affiliates and any person acting as a group with the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

On September 30, 2015, the Company had issued 5,000 shares to a related party of its Series B preferred stock for services rendered and to be rendered during the year ended December 31, 2015. Each share of the Series C preferred stock was valued at $1.10 per share to reflect the value of the 500,000 shares of common stock issuable upon conversion of the Series B preferred stock.

Series C Preferred Stock

On September 30, 2015, the Company filed with the Secretary of State of Nevada a certificate of designation of preferences, rights and limitations creating the Company’s Series C preferred stock and designating the rights and preferences of the Series C preferred stock (the “Series C Certificate of Designation”). The Series C Certificate of Designation authorized the issuance of up to 5,000,000 shares of Series C preferred stock, par value $0.001 per share, with a stated value equal to $1.00 per share, subject to increase as set forth in the Series C Certificate of Designation.

Holders of the Series C preferred stock are entitled to 10 votes per share on matters submitted to a vote of the Company’s stockholders.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary of involuntary, the holders of the Series C preferred stock will be entitled to receive out of the assets of the Company an amount equal to the par value of the Series C Preferred and any other fees or liquidated damages then due and owing, for each share of Series C preferred stock before any distribution or payment is made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series C preferred stock will be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The preference rights of the Series C Preferred Stock are secondary to those of the Series B Preferred Stock.

Subject to the terms of the Series C Certificate of Designation, the Series C preferred stock is convertible, at any time after six months after the date of issuance into that number of shares of common stock determined by multiplying the number of shares of Series C preferred stock by one, subject to adjustment as provided in the Series C Certificate of Designation. The Company will not effect any conversion of Series C preferred stock, and the holder of Series C preferred stock will not have the right to convert any portion of the Series C preferred stock, to the extent that, after giving effect to the conversion, the holder and its affiliates and any person acting as a group with the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

At the period ending September 30, 2015, there were no Series C preferred shares issued.

Unit Offering

On June 30, 2015, the Company completed the closing of its offering of 1,000 units (the “Units”) of its common stock and warrants at a price of $1,000 per Unit for an aggregate offering amount of $1,000,000. To cover an over-allotment in this offering, we sold an additional 250 Units for an additional aggregate offering amount of $250,000 bringing the total amount sold in this offering to $1,250,000. The Units were sold to 13 accredited investors one of whom included our Chief Executive Officer who purchased 141 Units by converting $141,000 previously loaned to the Company. Each Unit consists of 2,000 shares of common stock together with callable common stock purchase warrants entitling the holder thereof to purchase 2,000 shares of common stock at an exercise price of $1.00 per share for a period of three years from the date of acquisition, unless earlier called by the Company in the event the common stock trades at or above three dollars ($3.00) per share for a period exceeding ten (10) consecutive trading days (the “Warrant”). The Company elected to sell to an unrelated party 110 Units in this offering for a promissory note in the principal amount of $110,000 due July 10, 2015. The note accrues interest at the rate of 5% per annum. At the closing of this offering, the Company issued an aggregate of 2,280,000 shares of common stock and warrants to purchase 2,280,000 shares of common stock. Including the receipt of the $110,000 from the promissory note, the offering totaled $1,250,000. The value of the promissory note was recorded as common stock receivable. As of the filing of this report, the promissory note is in default.

On July 13, 2015, the Company agreed to issue 55 Units to an unrelated party and to extend the payment terms of the remaining $55,000 for an additional 55 units as part of the $110,000 promissory note it received from that party in connection with the Company’s offering of its Units discussed above. Neither the shares nor warrants associated with this purchase of 55 units have yet been issued. In addition, on July 28, 2015, the Company agreed to sell the remaining 55 Units from this offering to its Chief Executive Officer who converted $55,000 of principal amount of his previous loan to the Company. The 110,000 shares and warrants associated with the purchase of these 55 units were issued in July, 2015.

Stock Options

Effective March 1, 2015, as part of an employment agreement, an option was granted to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.50 per share. The option vests with respect to 50,000 shares upon execution of the Employment Agreement. With respect to the remaining 200,000 shares, the option vests at the rate of 50,000 shares upon the close of each fiscal quarter from and commencing on the close of the first fiscal quarter from and after the date of the Employment Agreement. The Company valued the issuance of these warrants using the Black Scholes valuation model assuming a maturity of 2.7 years, 0.693% risk free rate and an 88.83% volatility. At the nine months ended September 30, 2015, the vested value of the option was $170,576. This was recorded as stock compensation expense.

The following is a summary of the status of all Company’s stock options as of September 30, 2015 and changes during the nine months ended on that date:

	Number	Weighted
	of Stock	Average
	Options	Exercise Price
Oustanding at January 1, 2015	0	$-
Granted	250,000	$0.50
Exercised	0	$-
Cancelled	0	$-
Outstanding at September 30, 2015	250,000	$0.50
Options exercisable at September 30, 2015	200,000	$0.50

Warrants

During the nine months ended September 30, 2015, the Company issued a total of 2,390,000 common stock purchase warrants that were issued as part of Units sold to investors as part of the offering discussed above.

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2015 and changes during the nine months ended on that date:

	Number	Weighted
	of Stock	Average
	Warrants	Exercise Price
Oustanding at January 1, 2015	0	$-
Granted	2,390,000	$1.00
Exercised	0	$-
Cancelled	0	$-
Outstanding at September 30, 2015	2,390,000	$1.00
Warrants exercisable at September 30, 2015	2,390,000	$1.00

NOTE 11 – LEGAL PROCEEDINGS

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

We are evaluating what future legal proceedings we may pursue in order to collect money damages of approximately $23,494,700 awarded to us pursuant to the judgment. Our ability to collect any further amounts on the judgment is, however, inherently unpredictable and is subject to significant uncertainties and, therefore, determining the likelihood of a recovery and/or the measurement of any recovery is complex. Consequently, we are unable to estimate the range of reasonably possible further recovery. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption.

Other than as set forth above, we are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, that may materially affect us.

NOTE 12 – SUBSEQUENT EVENTS

Effective November 2, 2015 (the “closing”) we acquired a 100% interest in Northern Zinc, LLC, a Nevada limited liability company (“Northern Zinc”) pursuant to an October 13, 2015 purchase agreement we entered into among us, Northern Zinc and its sole member Aviano Financial Group, LLC, a Delaware limited liability company (“Aviano”) (the “Northern Zinc Purchase Agreement”). Northern Zinc and Aviano are unrelated third parties. On the closing Northern Zinc acquired 100% of the issued and outstanding common stock of Balmat Holding Corporation (“Balmat”) and its wholly owned subsidiary, St. Lawrence Zinc Company, LLC (“SLZ”), the owner of the mining property known as the Balmat Zinc Mine and certain mining and processing equipment (the “Balmat Mine”) pursuant to an October 13, 2015 purchase agreement we entered into among us, Northern Zinc, Hudbay Minerals, Inc. (“Hudbay”), Balmat and SLZ (the “Balmat Purchase Agreement”). Balmat, SLZ and Hudbay are unrelated third parties. The Balmat mine is located in upstate New York.

Northern Zinc Purchase Agreement

Pursuant to the terms of the Northern Zinc Purchase Agreement, we agreed to issue 10,000,000 shares of our unregistered common stock (the “Northern Zinc Acquisition Shares”) to Aviano and assume $1,390,000 in debts of Northern Zinc (the “Assumed Northern Zinc Debt”) in exchange for 100% of Northern Zinc’s membership interests owned by Aviano (the “Northern Zinc Acquisition”). As part of the assumed debts, we issued a promissory note in the principal amount of $540,000 to Fognani & Faught, PLLC with interest at the rate of 8% per annum. The Company agreed to make principal payments in the amount of $50,000.00 on each consecutive month commencing on November 15, 2015 for a total of 10 months for an aggregate of $500,000.00 plus a final principal payment of $40,000.00 on the 15th day of the month following the last date on which the last of such payments of $50,000 is made. The Company will pay all accrued interest on this Note along with the final payment of principal. In addition and as part of the Assumed Northern Zinc Debt, the Company issued a promissory note in the principal amount of $850,00 to Aviano payable $750,000 within 7 calendar days of the closing and $100,000 no later than November 2, 2016, or such earlier date as the Company has completed a transaction resulting in cash proceeds to the Company of at least $6,000,000 (in the form of sale of the Company’s debt or equity) following the closing.

Pursuant to the terms of the Northern Zinc Purchase Agreement, we entered into a corporate development consulting agreement with David Linsley, a principal of Northern Zinc. In addition, we agreed to appoint Wayne Rich as our Chief Financial Officer no later than November 13, 2015 and appoint two members to our board of directors designated by Aviano for a period of three years after the closing. Further, Francis McAllister, Guy LeBel and Peter Bojtos will be offered positions on an advisory board to our company for a period of at least three years after the closing. Members of the board of directors and advisory board members will be entitled to receive industry standard monetary compensation (including shares or share options), taking into account our cash flows and results of operations and, as from time to time are approved by our Board of Directors.

Balmat Purchase Agreement

At the closing we acquired 100% of the issued and outstanding common stock of Balmat from Hudbay (the “Balmat Acquisition”) for a purchase price of $17,000,000 in cash (the “Balmat Cash Amount”) and issued 550,000 shares of our unregistered common stock (the “Balmat Acquisition Shares”). The Balmat Cash Amount is payable in any of the following ways:

Option 1. Under this option, $1,500,000 was paid at closing and the balance of $15,500,000 (the “Deferred Balmat Cash Amount”) will be paid as follows:

●	$500,000 upon completion of the first shipment of ore concentrate from the Balmat Mine;

●	$5,000,000 on the 12 month anniversary shipment of ore concentrate from the Balmat Mine; and

●	$2,500,000 on each of the following dates from the first shipment of ore concentrate from the Balmat Mine: 18th month, 24th month, 30th month and the 36th month.

Option 2. At Northern Zinc’s election to be confirmed by notice to Hudbay within three months after the closing (the “Option 2 Purchase Price Election Date”), the purchase price will be reduced to $9,000,000 (the “Option 2 Purchase Price”) payable $1,500,000 in cash upon closing, which amount has been paid, issuance of the Balmat Acquisition Shares valued at $500,000 and the balance of $7,000,000 within three days after the Option 2 Purchase Price Election Date.

In addition to the payment of the Option 2 Purchase Price, Northern Zinc would assume all environmental liabilities in respect of the Balmat Mine; and all liabilities relating to or arising from any claims by existing or former employees relating to employment, termination, on-the-job injuries or death, unsafe working conditions or exposure to potentially harmful substances; and waive its right to indemnification by HudBay in respect of certain damages identified in the Hudbay Purchase Agreement.

Option 3. At Northern Zinc’s election to be confirmed by notice to Hudbay within 30 days before the 12 month anniversary of the first shipment of ore concentrate from the Balmat Mine, the purchase price will be reduced to $16,500,000 (the “Option 3 Purchase Price”) payable $1,500,000 in cash upon closing, which amount has been paid, issuance of the Balmat Acquisition Shares valued at $500,000 and the balance of $14,500,000 paid as follows:

●	$400,000 upon completion of the first shipment of ore concentrate from the Balmat Mine; and

●	$4,700,000 on each of the following dates from the first shipment of ore concentrate from the Balmat Mine: 12th month, 18th month and 24th month.

The number of Balmat Acquisition Shares will be adjusted in the event the average volume weighted price of our common stock is less than $1.00 per share over the 20 trading days following the date we complete an offering of our securities.

Unit Offering

As of October 30, 2015 the Company completed the sale of 3,130,000 units (the “Units”) to nine accredited investors at $0.50 per Unit for an aggregate purchase price of $1,565,000 Each Unit is comprised of the following:

(a)	One share of the Company’s Series C Preferred Stock as provided for in the form of Designations, Rights and Preferences of Series C Preferred Stock described below and included as Exhibit A to the Subscription Agreement ,

(b)	One share of the Company’s common stock,

(c)	One Series A common stock purchase warrant entitling the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.75 per share for a period of two years from the issuance date thereof as provided for in the Series A Warrant, and

(d)	One Series B common stock purchase warrant entitling the holder to purchase one share of the Company’s common stock at an exercise price of $1.50 per share for a period of three years from the issuance date thereof as provided for in the Form of Series B Warrant

Two of the investors in this offering included Joseph Marchal, our Chief Executive Officer and a Director and Edward Brogan, a Director of the Company. Furthermore, subscribers of the Units will be entitled to Piggy-Back Registration Rights which obligate the Company to registered the shares of common stock issuable upon conversion of the debt and exercise of the warrants in the event the Company proposes to file any Registration Statement under the Securities Act of 1933, as amended (the “1933 Act”) (a “Registration Statement”) with respect to any offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into, equity securities, by the Company for its own account or for shareholders of the Company for their account (or by the Company and by shareholders of the Company), other than a Registration Statement (i) filed in connection with any employee stock option or other benefit plan, (ii) for a dividend reinvestment plan or (iii) in connection with a merger or acquisition.

On October 26, 2015, the Company borrowed $875,000 from our Chief Executive Officer and a Director and on November 10, 2015 the Company issued to each of them a convertible promissory note due and payable on or before October 31, 2015 at an interest rate of 10% per annum. The principal and accrued interest due on the notes are convertible into shares of the Company’s common stock at a price of $1.00 per share. In addition, we agreed to issue the holders of notes for each $10,000 in principal amount lent, 5,000 shares of our common stock and warrants to purchase 5,000 shares of our common stock at an exercise price of $2.00 per share for a period of three years after the date of issuance.

On November 10, 2015, in exchange for $875,000 as provided for in the Company’s standard form subscription agreements, the Company issued to one of the Company’s officers and a director an aggregate of 87.5 units of the Company’s securities (the “Units”). Each Unit is comprised of: (i) one Convertible Note in the principal amount of $10,000 per Unit that bears simple interest at the rate of 10% per annum and is payable by the Company on a lump sum basis with respect to principal and interest on or before October 31, 2016 unless earlier repaid at the sole option of the Company or converted into common stock at a conversion price of $1.00 per share; (ii) 5,000 shares of the Company’s common stock; and (iii) a warrant to purchase 5,000 shares of the Company’s common stock at $2.00 per share for a period of three years from the date of issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Overview

We are a minerals exploration company focused on acquiring and consolidating mining claims, mineral leases, producing mines, and historic mines with production and future growth potential identified through our exploration efforts. Following our acquisition of Northern Zinc and Balmat Holding discussed below, our operations are focused on the initiation, production and expansion of our acquired mineral resources at the Balmat zinc mine in St. Lawrence County, New York and turning them into producing assets.

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

Projects

Balmat Mine. Effective November 2, 2015 we acquired a 100% interest in Northern Zinc and Northern Zinc acquired 100% of the issued and outstanding common stock of Balmat and its wholly owned subsidiary, St. Lawrence Zinc Company, the owner of the mining property known as the Balmat Zinc Mine and certain mining and processing equipment (the “Balmat Mine”) pursuant to an October 13, 2015 purchase agreement we entered into among us, Northern Zinc, Hudbay Minerals, Inc. (“Hudbay”), Balmat and SLZ (the “Balmat Purchase Agreement”). Balmat, SLZ and Hudbay are unrelated third parties. The Balmat mine is located in the Balmat mining district of St. Lawrence County, New York.

The total acquisition price paid to Hudbay for Balmat will be 550,000 shares of our common stock, and up to $17 million in cash consisting of $1.5 million in cash at closing and future cash payments of up to $15.5 million. Under certain conditions, Star Mountain can accelerate the acquisition payments and reduce the future cash payments to $7,000,000. In addition, we issued to the owner of Northern Zinc 10.0 million shares of our unregistered common stock and assumed $1.39 million in debts as part of the overall acquisition of Balmat. See Note 12 - Subsequent Events to the footnotes to our financial statements included elsewhere in this Report.

Hudbay has held the Balmat mine on care and maintenance since suspension of operations in August of 2008 due to low commodity prices and changing business priorities. The care and maintenance workforce at the mine have kept mining permits current, MSHA inspections up-to-date, and environmental controls and conditions in regulatory compliance. The Balmat mining complex includes a permitted and equipped mine, a 5,000 ton per day floatation mill, an office complex and infrastructure to enable the operation of the mine. The acquisition of Balmat includes 2,699-acres of fee simple real estate and over 50,000 acres of mineral rights within St. Lawrence and neighboring Franklin counties in New York.

We believe there is an excellent opportunity to upgrade and extend the Balmat Mine mineralization through additional surface and underground development and exploration. Our reopening plan for the mine is expected to bring a significant number of jobs to an economically distressed area of northern New York State and jumpstart our growth into an outstanding new mining company.

Other Projects. We are still considering the feasibility of pursuing for further exploration and development our mining rights at the following projects:

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

Products

The Balmat mine is equipped to produce zinc concentrate which is estimated to take 6 to 9 months to complete, subject to completion of additional financing.

Results of Operations for the three and nine months ended September 30, 2015 and September 30, 2014

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenue. No revenue was generated for the three and nine months ended September 30, 2015 and September 30, 2014.

Cost of revenue. The cost of revenue for the three and nine months ended September 30, 2015 and September 30, 2014 was zero.

Operating Expenses. Operating expenses were $1,743,853 and $199,185 for the three months ended September 30, 2015 and September 30, 2014, respectively and $3,941,912 and $931,040 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increases in operating expenses were primarily due to increases in executive compensation and consulting costs as a result of employing a president and issuing common stock for executive compensation and general and administrative costs.

Operating Loss. The operating loss was $1,743,853 and $199,185 for the three months ended September 30, 2015 and September 30, 2014, respectively and $3,941,912 and $931,040 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increases in operating loss were due increases in operating expenses discussed above.

Interest Expense. Interest expense, including interest expense–related parties, was $8,500 and $210,346 for the three months ended September 30, 2015 and September 30, 2014, respectively and $26,985 and $584,380 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The decreases were related to reductions in interest on debt that was converted to equity by its holder.

Net Loss. Our net loss before income taxes was $1,752,258 and $433,474 for the three months ended September 30, 2015 and September 30, 2014, respectively and $3,968,802 and $1,539,363 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increases were due to increases in operating expenses partially offset by a reduction in interest expense discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had cash of $991,688 and $45,990 as of September 30, 2015 and December 31, 2014, respectively. The increase in cash resulted from the closing of a private placement on June 30, 2015. In addition the Company had $500,000 being held in escrow for the acquisition discussed in the Subsequent Event Footnote.

At September 30, 2015 current assets exceeded current liabilities creating a positive working capital of $1,800,792. At December 31, 2014, current liabilities exceeded current assets creating a negative working capital balance of $569,095.

Net cash used in operating activities was $551,168 and $392,365 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Net cash used in investing activities was $0 and $184,484 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Net cash provided from financing activities was $1,496,866 and $578,559 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The Company had total assets at September 30, 2015 of $3,193,814.

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

Related Party Transactions

At the periods ended September 30, 2015 and December 31, 2014, the Company owed to a related party $374,938 and $253,572, respectively. For the period ended September 30, 2014, the Company recorded $24,652 interest expense-related party for the debt. During the period ended September 30, 2015, as part of the Private Placement offering, a related party converted $141,000 of funds owed by the Company into units of the offering as discussed in Part II, Item 2 below.

During the period ended September 30, 2015, related parties were issued 3,700,000 shares of common stock for services rendered and to be rendered through the end of the fourth quarter of 2015. The shares were issued at a value of $1.10 per share.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Joseph Marchal and our Interim Chief Financial Officer, Donna S. Moore, the certifying officers. Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2015, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Based on the evaluation described above, our certifying officers have concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective because we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2015, the Company issued 500,000 shares of its common stock to an unrelated party as good faith partial payment for the acquisition of the Balmat mine. The shares were valued at $1.10 per share.

These shares of our common stock (“securities”) were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our securities were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these securities had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to allow us to include a legend on the securities stating that such securities are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above transaction.

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

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement and Plan of Merger dated May 7, 2012 by and among the Company, JSR Sub Co and Bolcán Mining Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on November 2, 2012).

2.1(a)	Acquisition Agreement and Plan of Merger Extension Agreement dated July 24, 2012 (Incorporated by reference to Exhibit 2.1(a) to the Company’s current report on Form 8-K filed with the SEC on November 2, 2012).

2.1(b)	Acquisition Agreement and Plan of Merger Extension Agreement dated October 24, 2012 (Incorporated by reference to Exhibit 2.1(b) to the Company’s current report on Form 8-K filed with the SEC on November 2, 2012).

2.1(c)	Purchase Agreement dated as of October 13, 2015 among Star Mountain Resources, Inc., Northern Zinc, LLC, and Aviano Financial Group, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K as filed with the SEC on October 16, 2015).

2.1(d)	Purchase Agreement dated as of October 13, 2015 among Northern Zinc, LLC, Star Mountain Resources, Inc., Hudbay Minerals, Inc., Balmat Holding Corporation and St. Lawrence Zinc Company, LLC (Incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K as filed with the SEC on October 16, 2015).

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2010).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2010).

3.3	Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada. (Incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K as filed with the SEC on December 12, 2014).

3.4	Certificate of Designation of Preferences, Rights and Limitations (Series B preferred stock) as filed with the Secretary of State of Nevada on September 30, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K as filed with the SEC on October 2, 2015).

3.5	Certificate of Designation of Preferences, Rights and Limitations (Series C preferred stock) as filed with the Secretary of State of Nevada on September 30, 2015 (Incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K as filed with the SEC on October 2, 2015)..

3.5	Amendment to Certificate of Designation of Preferences, Rights and Limitations (Series B preferred stock) as filed with the Secretary of State of Nevada on November 4, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K as filed with the SEC on November 5, 2015).

10.1	Asset Purchase Agreement between The Bolcán Group LLC and Bolcán Mining Corporation effective September 30, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 2, 2012).

10.2	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.3	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.4	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.5	Amendment to Convertible Redeemable Promissory Note and Pledge Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.6	12% Convertible Redeemable Promissory Note dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.7	Pledge and Security Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.8	Common Stock Purchase Warrant dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.9	Subscription Agreement accepted on October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.10	Mutual Release, Non-Disparagement, Stock Cancellation and Non-Solicitation Agreement between Jameson Stanford Resources Corporation, Joseph Marchal, Gregg Johnson and Robbie S. Chidester dated September 24, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on September 26, 2014).

10.11	Agreement of Mutual Understanding and Settlement between Jameson Stanford Resources Corporation and Donald Sutherland dated September 18, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 1, 2014).

10.12	Form of Amendment to Common Stock Purchase Warrant dated October 27, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 29, 2014).

10.13	Employment Agreement by and between Star Mountain Resources, Inc. and Mark Osterberg dated as of February 11, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on February 17, 2015).†

10.14	Letter of Intent by and between Star Mountain Resources, Inc. and Fognani & Faught, PLLC dated as of September 16, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on September 17, 2015).

10.15	Form of Subscription Agreement for offering of Units (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on September 17, 2015).

10.16	Form of Common Stock Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on September 17, 2015).

10.17	Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on September 17, 2015).

10.18	Form of Subscription Agreement for October 30, 2015 Offering (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on November 5, 2015).

10.19	Promissory Note issued to Fognani & Faught, PLLC by the Company dated November 2, 2015.*

10.20	Promissory Note issued to Aviano Financial Group, LLC by the Company dated November 2, 2015.*

10.21	Form of Convertible Note Issued in Connection with November 2015 Unit Offering, (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on November 13, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer*

32.1	Section 1350 Certification of President and Chief Executive Officer*

32.2	Section 1350 Certification of Interim Chief Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT**

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

* Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Star Mountain Resources, Inc.

Date: November 13, 2015	By:	/s/ Joseph Marchal
Joseph Marchal
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Donna S. Moore
Donna S. Moore
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

