Form 10-K
period 2015-12-31
Star Mountain Resources, Inc.
filed 2016-04-13
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54405

STAR MOUNTAIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0963619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8307 Shaffer Parkway, Suite 102, Littleton, Colorado	80127
(Address of principal executive offices)	(Zip Code)

(844) 443-7677

(Registrant’s telephone number, including area code)

605 W. Knox Rd, Suite 202, Tempe, AZ 85284

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

Yes [  ] No [X]

At June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,343,946 based on the closing sale price of the registrant’s common stock on June 30, 2015 of $1.05 per share.

As of April 11, 2016, 38,301,229 shares of the registrant’s common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Star Mountain Resources, Inc.

Form 10-K

For the Year Ended December 31, 2015

PRELIMINARY INFORMATION

Throughout this Annual Report on Form 10-K (“Annual Report”), references to “we”, “our”, “us”, “Star Mountain”, “the Company”, and similar terms refer to Star Mountain Resources, Inc. and its wholly owned subsidiaries: Bolcán Mining Corporation, Northern Zinc LLC, Balmat Holdings Corporation and St. Lawrence Zinc LLC.

Financial information in this Annual Report is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S. GAAP”), and unless otherwise specified, all dollar amounts are expressed in thousands of United States Dollars (“$” or “US$”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations of future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	the insufficiency of our existing cash resources and working capital to enable us to continue our operations for the next twelve months as a going concern;

●	future financial or operating performance of the Company or its subsidiaries and its projects;

●	the availability of, and terms and costs related to, potential future borrowing, debt repayment and financing;

●	future inventory, production, sales, payments from customers, cash costs, capital expenditures and exploration expenditures;

●	expected mining and concentrate grades and recoveries;

●	estimates of mineral reserves and resources, including estimated mine life and annual production;

●	projected timing to ramp-up of planned production levels at our Balmat Zinc Mine;

●	the projected development of our exploration properties and future exploration at our operations;

●	future concentrate shipment dates and shipment sizes;

●	future operating plans and goals, including our planned re-start activities for the Balmat Zinc Mine;

●	expected costs, including projected capital and operating costs; and

●	expectations regarding the global supply and demand and pricing of zinc.

Forward-looking statements are based on current expectations and assumptions that are subject to a variety of known and unknown risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A, “Risk Factors” and elsewhere in this report. Except as required by law, we disclaim any obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CAUTIONARY STATEMENT REGARDING MINERALIZED MATERIAL

“Mineralized material” as used in this Annual Report, although permissible under the United States Securities and Exchange Commission’s (“SEC”) Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any mineralized materials will ever be converted into SEC Industry Guide 7-compliant “reserves”. Investors are cautioned not to assume that all or any part of the disclosed mineralized material estimates will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

PART I

ITEM 1. BUSINESS

Corporate Background

The Company was incorporated in Nevada on September 2, 2009; initially as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States. We subsequently changed our name to the Jameson Stanford Resources Corporation in April 2012 and on October 29, 2012, merged with Bolcán Mining Corporation (“Bolcán Mining”) with Bolcán Mining becoming a wholly owned subsidiary of the Company. Prior to the merger, Jameson Stanford Resources Corporation was a publicly traded shell company with no business operations.

On December 15, 2014, the Company changed its name from Jameson Stanford Resources Corporation to Star Mountain Resources, Inc. to better reflect its primary focus of exploring and conducting pre-extraction activities on the mineral rights it held in the Star Mining District in Beaver County, Utah.

On November 2, 2015, we entered into three-way definitive agreements with Northern Zinc, LLC (“Northern Zinc”) and HudBay Minerals, Inc. (“Hudbay”) that resulted in the Company acquiring Northern Zinc, Balmat Holding Corporation (“Balmat Holdings”) and St. Lawrence Zinc Company, LLC (“SLZ”), including SLZ’s wholly owned interest in the Balmat mining and milling operations located in St. Lawrence County, New York (the “Balmat Mine”).

Subsidiaries

With the completion of our November 2, 2015 acquisition of Northern Zinc, a Nevada limited liability company, Northern Zinc joined Bolcán Mining, a Nevada corporation, as direct and wholly owned subsidiaries of Star Mountain, the parent company. Northern Zinc, in-turn, holds a 100% ownership interest in Balmat Holdings, a Delaware corporation, with SLZ, a Delaware limited liability company, being a direct and wholly owned subsidiary of Balmat Holdings. SLZ, in-turn, is the sole owner of the Balmat zinc mine and milling complex located in upstate New York while our Bolcán Mining subsidiary holds our mineral rights in the Star Mining district of southern Utah.

Description of Business

Our focus is the acquisition of mineral properties and their development into producing mines, with our primary focus currently being the re-start of mining operations at our Balmat Mine in upstate New York. When complete, we expect that this re-start will transition the Company from a junior exploration company to a mining company capable of generating a consistent revenue stream through the production of a salable concentrate material grading approximately 57% zinc.

The Balmat Mine was last in production during the latter part of 2008 when the mine’s previous owner, in response to depressed zinc prices, placed the mine on care and maintenance. Since that time, the mine and mill workings have been well cared for, the mine has been kept pumped dry and all permits and mineral rights have been maintained. Currently, the mine is readily accessible, the mill is in good condition and all required equipment and infrastructure is in place to allow for the mine’s re-start following a refurbishment period, which we estimate to be approximately six to nine months after securing necessary financing.

In February 2016, we completed a reserve study at the Balmat Mine confirming the existence of proven and probable reserves as defined in SEC Industry Guide 7 (“IG7 Report”). The IG7 Report confirmed 585,000 tons of proven and probable reserves based on a 9.2% fully diluted zinc grade capable of generating estimated revenues of $80.8 million over the initial 2.5 year mine plan.

The IG7 Report also estimated the initial capital needed for Balmat’s re-start at $14.7 million, including pre-mining activities such as development drifting, re-engineering of underground infrastructure and essential upgrades to the ventilation, mobile equipment, crusher and hoisting systems. Subject to our ability to raise these funds, we plan to return the Balmat Mine to production following the completion of these refurbishment activities.

A summary of the economic analysis from the IG7 Report follows:

Ore Mined for Processing	585	Kt
Zinc Grade	9.2%
Contained Zinc	53.8	kt
Capital Development	9,067	feet
Mill Recovery	96%
Zinc Recovered in Concentrate	51.7	kt
Zinc Price	$0.92	/pound
Smelter Deduction	15%
Smelter Treatment Charges	$187.51	/ton concentrate
Transportation Charges	$21.51	/ton concentrate
Penalty Charges	$20.00	/ton concentrate
Revenue	$80,788	(000’s)
Operating Costs (Includes 15% Contingency	$(39,533)	(000’s)
Smelter Charges	$(21,313)	(000’s)
Royalty 0.3%	$(178)	(000’s)
EBITA	$19,764	(000’s)
Capital	$(14,745)	(000’s)
Income Tax	$(590)	(000’s)
Net Income	$4,427	(000’s)
Discounted Cash Flow @ 5%	$3,165	(000’s)
Payback Period	2.5	years
Profitability Index	1.2
Internal Rate of Return	25%

In addition to our Balmat Mine, we hold mining claims and mineral leases on exploration properties in the Star Mining district of southern Utah (“the Chopar Project”). These holdings are comprised of 115 unpatented mining claims, fee-simple, patented mining claims and mineral leases on State of Utah lands.

Further information on our Balmat Mine and Chopar Project is included under the section heading “Item 2. Properties” in this Annual Report.

Products

As a pre-production company, none of our properties or projects has yet reached the production stage. However, with our recent acquisition of the Balmat Mine and our plan to return the mine to production following a short refurbishment period, once back in production we expect that the Balmat Mine will produce a zinc concentrate material containing approximately 57% zinc.

According to current statistics published by the USGS, zinc is the fourth most widely consumed metal in the world after iron, aluminum, and copper. It has strong anticorrosive properties and bonds well with other metals. Consequently, about three-fourths of the zinc produced is used in zinc galvanizing, which is the process of adding thin layers of zinc to iron or steel to prevent corrosion and as an alloy combined with copper for production of brass and also with other metals to form materials that are used in automobiles, electrical components, and household fixtures. A third significant use of zinc is in the production of zinc oxide (the most important zinc chemical by production volume), which is used in rubber manufacturing and as a protective skin ointment.

Zinc is also important for health. It is a necessary element for the proper growth and development of humans, animals, and plants. The adult human body contains between 2 and 3 grams of zinc, which is the amount needed for the body’s enzymes and immune system to function properly. It is also important for taste, smell, and to heal wounds. Trace amounts of zinc occur in many foods, such as oysters, beef, and peanuts.

Customers

As a pre-production company, we have not generated any revenues since inception. However, if our plans to resume production at our Balmat Mine are successful, the zinc concentrate produced at the Balmat Mine will be sold to a zinc smelter for further processing. There are currently a number of zinc smelters located throughout the world, and with the Balmat Mine’s proximity to the St. Lawrence Seaway, we expect that the zinc concentrates produced by the Balmat Mine could be transported to and sold to any smelter in the world.

Environmental Regulation

Our exploration and planned development and mining activities are subject to extensive and costly environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management, radionuclide handling and reclamation. Failure to comply with these requirements can result in civil and/or criminal liability for noncompliance, fines and penalties, clean-up costs and other environmental damages. It is also possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue operations or undertake new operations. Environmental hazards may exist on the properties in which we hold interests that are unknown to us at present and that have been caused by previous owners of the properties.

Our Balmat Mine in New York is subject to federal and state environmental laws, regulations and permits. The federal agency responsible for regulatory jurisdiction is the Environmental Protection Agency. The state agency with regulatory jurisdiction is the New York State Department of Environmental Conservation. We operate under approvals and permits granted by both agencies. As of December 31, 2015, the Company had posted a cash surety bond with the state of New York totaling $1,664. We also have in place a reclamation plan that we believe meets all legal and regulatory requirements. At December 31, 2015, $17,906 was accrued for estimated future reclamation activities at our Balmat Mine site.

Our Chopar Project in the Star Mining district of southern Utah is also subject to federal and state environmental laws, regulations and permits. The governmental agencies and regulators tasked with implementing and enforcing these laws and regulations include the Bureau of Land Management, the Mine Safety and Health Administration, the Utah Department of Natural Resources, the Utah State Institutional Trust Lands Administration, the Utah Department of Environmental Quality, the Environmental Protection Agency, and the Bureau of Alcohol, Tobacco, Firearms and Explosives. As of December 31, 2015, the Company had a surety bond with the State of Utah totaling $24 to ensure environmental reclamation of disturbed areas.

We are committed to fulfilling or exceeding our requirements under applicable environmental laws and regulations and it is our policy to conduct our business in a way that safeguards public health and the environment. We believe that our operations are in compliance with applicable environmental laws and regulations in all material respects. Such compliance requires significant expenditures and increases mine development and operating costs. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to our ownership of a property. To the extent we are subject to uninsured environmental liabilities, the payment of such liabilities would reduce our otherwise available earnings and could have a material adverse effect on our business plan.

Licenses and Permits

Our operations require licenses and permits from various governmental authorities. We believe we hold all material licenses and permits required under applicable laws and regulations and believe we are presently complying in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits that may be required to explore and develop our properties, to commence construction or operation of mining facilities and properties under exploration or development or to maintain continued operations that economically justify the cost. Notwithstanding, other than those permits and licenses currently held, we are not aware of any other permits or licenses that are required for the resumption of mining and milling operations at our Balmat Mine.

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator of a mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities. See Item 4: Mine Safety Disclosures.

Competition

The exploration for and acquisition of mineral properties is subject to intense competition. Identifying and evaluating potential mining prospects is a costly and time-consuming endeavor. Due to our limited capital and personnel, we are at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, advancement of mining properties. Our present limited capital means that our ability to compete for properties to be explored and developed is limited. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

Employees

At December 31, 2015, we had 11 full-time employees of which seven were employed in care and maintenance activities at our Balmat Mine in New York. None of our employees are covered by collective bargaining agreements.

Available Information

We make available, free of charge, on or through our Internet website, at www.starmountainresources.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report.

Our filings can also be viewed at our corporate offices, located at 8307 Shaffer Parkway, Suite 102, Littleton, Colorado 80127. Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected, and copies ordered, at the public reference facilities maintained by the SEC at the following location: 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC’s public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment. Investors should read the section entitled “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this Annual Report.

Risks Related To Our Business and Financial Condition

There is substantial doubt as to our ability to continue as a going concern.

We have no historical revenues, have suffered recurring losses from operations and have a working capital deficit of $1,118 as of December 31, 2015. Further losses are anticipated in the development of our business. Therefore, our continuation as a going concern is dependent upon our completion of a future financing. However, there is no assurance that we will be successful in completing such a financing. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted. As a result, there is substantial doubt as to our ability to continue as a going concern.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2015, refer to the substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We do not have sufficient cash to fund planned operations or meet our obligations for the next 12 months without raising additional funds.

Difficult conditions in the global capital markets and the general economy may materially and adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the domestic capital markets and the general economy. Recent concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectation for the economy and the markets going forward. These factors, combined with volatile (and currently depressed) oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a continued recession. In addition, the fixed-income markets are experiencing a period of extreme volatility that has negatively impacted market liquidity conditions.

Because we have a very limited operating history, investors have little basis to evaluate our ability to operate.

Our activities to date have been focused on raising capital funds, exploring our properties and preparing those properties for production. Although some of our mine and concentrating facilities have previously operated, these operations were carried out under different ownership and, therefore, we face all of the risks commonly encountered by other businesses that lack an established operating history including the need for additional capital, personnel and intense competition. There is no assurance that our business plan will be successful.

Any future revenues and profits are uncertain.

Prior to completion of the development and pre-production stage, we will incur increased operating expenses without realizing any significant revenues. We expect to incur continued and significant losses until such time that we achieve commercial production levels and generate sufficient revenue to fund continuing operations. As a result of continuing losses, we may exhaust all of our resources and be unable to complete development of our planned mining operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

Our ability to become and remain profitable over the long term will depend on our ability to identify, explore and develop our current and additional properties we may acquire in the future.

Zinc and other mineral properties are wasting assets. They eventually become depleted or uneconomical to continue mining. Our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond our current planned mine life. If our ability to expand the operations beyond their current planned mined lives does not occur, we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position to compete for such mineral properties. If we are unable to find, develop and economically mine new properties, we most likely will not be profitable on a long-term basis and the price of our common stock may suffer.

The planned pre-mining activities and re-start of the Company’s Balmat Mine involves numerous uncertainties that could affect the feasibility or profitability of such plans.

Mine development projects, including re-starting a historically operating mining operation, require significant expenditures before production is possible. The completion and economic feasibility of such projects is based on many factors and includes risks such as potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. We expect to engage self-employed personnel, subcontractors and material suppliers in connection with the refurbishment and development of our mine project. While we anticipate taking all measures that we deem reasonable and prudent in connection with refurbishment of the mine and the operation of the mill, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such refurbishment or operation. Any delays would postpone our anticipated receipt of revenue and adversely affect our operations which in turn may adversely affect the price of our stock.

Future revenue is dependent upon our ability to secure a commercially viable sales outlet for our zinc concentrate.

We do not currently have any sales contracts in place and as we are currently pre-production, no potential customers have been able to test our product to ensure it meets desired specifications. Our business plans would be adversely affected in the event that our concentrates are not deemed saleable.

Increased costs could affect our ability to re-start the Balmat Mine and return it to production and, once in production, to be profitable.

We have estimated the initial capital costs required to re-start the Balmat Mine and return it to commercial production at approximately $14.7 million. The actual costs may be higher than we presently anticipate which could make it more difficult to finance such activities or to successfully establish mining operations.

We anticipate that our future operating costs will vary from year to year due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as oil, gas, reagents/chemicals, steel, rubber and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production less profitable or not profitable at all. A material increase in costs could also impact our ability to commence or maintain future development or mining operations.

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

There are numerous uncertainties inherent in estimating quantities of mineralized material including many factors beyond our control and no assurance can be given that the recovery of mineralized material will be realized. In general, estimates of mineralized material are based upon a number of factors and assumptions made as of the date on which the estimates are determined, including:

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

The volatility of zinc prices could adversely affect our future operations and, if warranted, our ability to develop our properties.

The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market prices of zinc. Zinc prices can fluctuate widely and are affected by numerous factors beyond our control including interest rates, expectations for inflation, speculation, currency values, global and regional demand, the political and economic conditions of major zinc producing/consuming countries throughout the world, and production costs in major metal producing regions of the world. The price of zinc may also have a significant influence on the market price of our common stock and the value of our properties. A decrease in zinc prices may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower zinc prices.

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

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;

●	fluctuation in production costs that make mining uneconomical;

●	labor disputes;

●	unanticipated variations in grade and other geologic problems;

●	environmental hazards;

●	water conditions;

●	difficult surface or underground conditions;

●	industrial accidents;

●	metallurgic and other processing problems;

●	regulatory curtailments or shutdowns;

●	mechanical and equipment performance problems;

●	failure of pit walls or dams;

●	unusual or unexpected rock formations;

●	personal injury, fire, flooding, cave-ins, earthquakes, landslides and rock-bursts; and

●	decrease in the value of mineralized material due to lower zinc prices.

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

Additionally, as a result of some or a combination of any of the above conditions, access to our mineral properties may be restricted during parts of the year. During the winter months, heavy snowfall can make it difficult to undertake work programs. Frequent inclement weather in the winter months can make development and mining activities difficult for short periods of time.

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

We are subject to complex environmental and other regulatory risks, which could expose us to significant liability and delay, and potentially the suspension or termination of our operations and/or our development efforts.

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

Our operations, including ongoing exploration drilling programs, require permits from state and federal governments including permits for the use of water and for drilling wells for water. We may be unable to obtain these permits in a timely manner, on reasonable terms, on terms that provide us sufficient resources to develop or operate our properties or at all. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration and operation of our properties will be adversely affected which may in turn adversely affect our results of operations, financial condition and cash flows.

Land reclamation requirements for our properties may be burdensome or too expensive.

Although variable depending on location and the governing authority, land or other reclamation requirements are generally imposed on mineral exploration companies as well as companies with mining operations to minimize the long-term effects of land or other disturbance. To carry out reclamation obligations imposed on us in connection with the potential development and production activities at the Balmat Mine and other properties, we must allocate financial resources that might otherwise be spent on further exploration and future development programs. We have set up a provision for reclamation obligations as currently anticipated for disturbance associated with the Balmat Mine and Chopar Property, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Global climate change is an international concern and could impact our ability to conduct future operations.

Global climate change is an international issue and receives an enormous amount of publicity. We would expect that the imposition of international treaties or federal, state or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gases could affect the feasibility of our mining projects and increase our operating costs.

Additionally, legislation and increased regulation regarding climate change could impose significant costs on us and/or our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and/or other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance or ability to compete.

We may face a shortage of supplies, equipment and materials.

The mineral industry has experienced from time to time shortages of certain supplies, equipment and materials necessary in the exploration, evaluation, development and production of mineral deposits. The prices at which such supplies and materials are available have also increased. Our planned operations could be subject to delays due to such shortages and further price escalations could increase our costs for such supplies, equipment and materials. Our experience and that of others in the industry is that suppliers are often unable to meet contractual obligations for supplies, equipment, materials and services and that alternate sources of supply do not exist.

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

Our success is currently largely dependent on the performance, retention and abilities of our directors, officers, employees and contractors. The loss of the services of these persons could have a material adverse effect on our business and prospects. There is no assurance that we can maintain the services of our directors, officers, employees, contractors or other qualified personnel required to operate our business. Failure to do so could have a material adverse effect on us and our prospects. We do not maintain “key man” life insurance policies on any of our officers or employees.

Our directors and senior management may be engaged in other businesses. Potential conflicts of interest or other obligations of management could interfere with corporate operations.

Some of our directors, officers and key contractors may be engaged in additional businesses, or situations may arise where our directors, officers and contractors could be in direct competition with us. Conflicts, if any, will be dealt with in accordance with the relevant provisions of applicable policies, regulations and legislation. Some of our directors and officers are or may become directors or officers of other entities engaged in other business ventures. As a result of their other business endeavors, our directors, officers and contractors may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct ongoing operations or to generate revenues.

We do not insure against all of the risks to which we may be subject in our operations.

While we currently maintain insurance against general commercial liability claims, we have not purchased property insurance and do not maintain insurance to cover all of the potential risks associated with our operations. We might be subject to liability for environmental, pollution or other hazards associated with mineral production, exploration and development which risks may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. We may also not be insured against interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially and adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

We are subject to the risk of litigation, the causes and costs of which are not always known.

We are subject to litigation arising in the normal course of business and may be involved in disputes that may result in litigation. Although we are not aware of any material pending or threatened litigation or of any legal proceedings known to be contemplated which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole, the causes of potential future litigation cannot be known and may arise from, among other things, business activities, environmental and health and safety concerns, share price volatility or failure to comply with disclosure obligations. The results of litigation cannot be predicted with certainty but could include, among other things, costly damage awards or settlements, fines, and the loss of licenses, concessions or rights. If we are unable to resolve a dispute favorably, either by judicial determination or settlement, it may have a material adverse effect on our financial condition, cash flow or results of operations.

We depend upon information technology systems, which are subject to disruption, damage, or failure and have risks associated with implementation and integration.

We depend upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information or the corruption of data. Various measures have been implemented to manage our risks related to the information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Risks Related To Our Common Stock

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for investors to sell shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTC Pink tier of the OTC Markets Group Inc. under the symbol “SMRS.” We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national exchange which are often a more widely-traded and liquid market. Some, but not all, of the factors that may delay or prevent the listing of our common stock on a more widely-traded and liquid market includes the following:

●	our stockholders’ equity may be insufficient;

●	the market value of our outstanding securities may be too low;

●	our net income from operations may be too low;

●	our common stock may not be sufficiently widely held;

●	our inability to secure market makers for our common stock; and

●	our inability to meet the rules and requirements mandated by the several exchanges and markets.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which could lead to a restatement of our financial statements. As a result, current and potential shareholders could lose confidence in our financial reporting which would harm our business.

Our management determined in prior years, including for the year ended December 31, 2014, that we did not maintain effective internal controls over financial reporting as a result of identified material weaknesses in our internal control over financial reporting. While we have taken steps to remediate these control deficiencies, there are no assurances that any future deficiencies will not result in errors in our financial statements in future periods. If we are required to restate our financial statements, we will incur additional costs and could be subject to litigation.

We cannot assure investors that the common stock will become liquid or that it will be listed on a national securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTC Pink or other over-the-counter quotation systems. In such venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on brokers or dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter brokers or dealers from recommending or selling our common stock which may further affect the liquidity of the common stock. This would also make it more difficult for us to raise capital.

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

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits. Investors may be unable to sell our common stock at or above the original purchase price, which may result in substantial losses.

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

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business. In the absence of dividends, investors will only see a return on their investment if the value of our common shares appreciates.

Dilution through outstanding common share options and warrants could adversely affect the trading price of our common shares. Future common share issuances or conversions of preferred shares could also lead to dilution.

We have issued common stock warrants as part of various investments made to date. Additionally, we have issued common shares as well as options to purchase common shares to various employees, consultants and third parties. To the extent that significant numbers of options or warrants may be granted and exercised, the interests of the other shareholders may be diluted. As of December 31, 2015, there were 9,197,500 warrants and 250,000 common share purchase options outstanding, which, if exercised, would result in an additional 9,447,500 common shares being issued and outstanding, which equals approximately 24.9% of our common shares outstanding as of December 31, 2015.

In addition, the Company has outstanding preferred stock that was convertible into a total of 2,065,000 common shares as of December 31, 2015, which equals approximately 5.4% of our common stock outstanding as of December 31, 2015.

Finally, as of December 31, 2015, the Company has outstanding convertible notes that were convertible into a total of 962,500 common shares, which equals approximately 2.5% of our common stock outstanding as of December 31, 2015.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently have an interest in one early stage exploration property and one near production zinc mine. Our early stage exploration property, which we refer to as our Chopar Project, is located in the Star Mountain district of Utah while our near production zinc mine, which we refer to as our Balmat Mine, is located in upper New York State.

During 2014, we discontinued efforts to explore for minerals at the Spor Mountain/Dugway Minerals project which consisted of nine mining claims and three metalliferous mineral lease sections located in Juab County, Utah. At that time, we recorded a $2 impairment charge against mineral rights related to this discontinued project.

During 2015, we relinquished our easement rights for excavation and harvesting as part of to the Ogden Bay Minerals project in West Ogden, Utah. The Ogden Bay Minerals project was a mineral excavation project commissioned by various State and federal agencies to restore habitat, repair damage, dredge silt and sand and remove debris from the Weber River. Since no amounts related to this project had been capitalized, relinquishing our rights to this project did not result in the recognition of any impairment charge.

Balmat Mine (Zinc)

In November 2015, we acquired the Balmat Mine as part of our acquisition of Northern Zinc and Balmat Holding. The Balmat Mine is located in northern New York State, approximately 7 miles southeast of Gouverneur, New York, 100 miles northeast of Syracuse, New York and 38 miles via State Road #812 from the St. Lawrence Seaway at Ogdensburg, NY. While currently on care and maintenance, the Balmat Mine has been well maintained and is fully permitted and, based on our assessment, can be returned to production following a short refurbishment period.

The Balmat Mine is located in the historic Balmat Zinc District that has been the home to zinc mining operations for more than 85 years. From initial discovery in the early 1900’s, several zinc mines in the district have produced a cumulative 43 million tons of ore grading 9.5% zinc. The mine site is surrounded by heavily treed bedrock ridges with interspersed low-lying marsh areas. The area is covered by gravel and clay overburden. The Gouverneur area has a typical mid-continental climate with warm summers and cold winters moderated by proximity to the Great Lakes. The average annual temperatures range from 53oF to 38oF with the summer temperatures ranging between 60oF to 80oF and the winter temperatures between 30oF to -13oF. The area averages 115 frost-free days per year and 40 inches of precipitation, 70% as snow. The town of Gouverneur has a population of approximately 6,000 and services an outlying rural population of 35,000. The town is well serviced with hospital and railway.

The historic Balmat Zinc District consists of four mines: the Edwards mine produced from 1915 to 1980, the Balmat mine from 1930 to 2008, the Pierrepont mine from 1982 to 2001 and the Hyatt mine from 1974 to 1998, on an intermittent basis. The Balmat mine operated continuously from 1930 to 2001 when production ceased due to depressed zinc prices. Production resumed in 2006 until the mine was placed on care and maintenance in the fall of 2008.

The assets of the Balmat Mine include 2,699 acres of fee simple surface rights, 51,428 acres of mineral rights, an underground zinc mine and primary crusher, a 4,000 ton per day production hoist, a 5,000 ton per day mill and concentrator, a 12,000 ton concentrate storage shed, tailings storage area and containment dam, rail access, underground equipment, support facilities and infrastructure and a full complement of mobile mining equipment.

The majority of the fee simple surface rights consist of the 1,754 acres in the town of Fowler where the Balmat mine, mill, and tailings disposal facility are located. Nine parcels totaling 703 acres are owned in the town of Edwards, which includes the Edwards mine. The remaining 242 acres include the Pierrepont mine, which is located on four owned parcels.

In addition to the 51,428 acres of owned mineral rights, which are located in St. Lawrence and Franklin Counties, Balmat controls another 4,774 acres of mineral rights through leases and options. The leases have an initial 20-year term, are renewable for an additional 20 years and are subject to a 4% net smelter return royalty while the optioned mineral rights have an initial 5-year term, are renewable and are subject to a $4 per acre annual option payment. Average royalties covering all of Balmat’s mineral holdings are estimated at 0.3% over Balmat’s future production. Approximately 2,500 acres of the mineral rights are controlled under a reciprocal lease agreement with the Gouverneur Talc Company.

The tailings disposal facility covers approximately 200 acres. Water from the tailings flows through a series of retention ponds before being discharged into Turnpike Creek. Discharge is regulated by state permit. The remaining tailings capacity is estimated to be 9 million tons, or 20 to 25 years of production based on current planned production rates.

The Balmat Mine contains 14 known zones of zinc mineralization. The deposits tend to occur in clusters. Three clusters have been defined consisting of three to five orebodies each. Geometry of mineralization varies, ranging from tabular to podiform and from shallow to steeply dipping. Areas defined to date contain tonnages ranging from roughly 0.5 million tons to over 10 million tons. Typical thickness ranges from two feet to 12 feet thick. Mineralization tends to be very continuous along strike, ranging from 50 feet to 800 feet. Plunge-lengths may exceed 6,000 feet.

The following map shows the locations of the Balmat zinc orebodies currently being considered for further production:

We have not yet conducted any of our own exploration work on the Balmat Mine property. Notwithstanding, the property is at an advanced stage of development with a calculated mineral reserve supporting a 2.5-year mine plan. We have also identified mineralized material adjacent to the current reserves of similar grade that we believe have the potential to be reclassified to reserve status as mining progresses and additional exploration work is performed. We plan to resume exploration activities at the Balmat Mine once production has been reestablished.

Prior to the Balmat Mine’s shut-down in August 2008, numerous capital improvements were made to the shaft workings and concentrator circuit, including the purchase of new equipment. During the seven years that the mine has been idle, regular inspections have been maintained on the hoist and headframe components as well as frequent examinations made of the underground workings. A fully equipped and functional mine rescue team has been retained as well. As a historic mining operation, all of the infrastructure required for the re-start of mining activities at the Balmat Mine is in place.

Electric power is provided to the site by National Grid through a 115 kV power line. Fresh water to the site is sourced from nearby Sylvia Lake. The Company applied for and has been awarded by the New York Power Authority a 4,000 kW allocation of low cost hydropower for a term of 7 years. The electricity provided under this low cost power grant will be priced at a 40% discount to the current wholesale market price.

We believe a skilled workforce is available in the area and we expect to be able to source the majority of our workforce from the local population. Moreover, many of the Balmat Mine’s former employees that were employed by the Mine when it was last in production still reside in the area and have expressed an interest in coming back to work at the Mine. We also expect to be able source most the mine’s consumables from local suppliers.

On February 1, 2016, we announced the completion of a reserve study at the Balmat Mine and issued a report with an effective date of November 2, 2015, confirming the existence of 585,000 tons of proven and probable reserves as defined by SEC Industry Guide 7 (“IG7 Report”) by Practical Mining, LLC.. The IG7 Report also estimated the initial capital needs for Balmat’s re-start at $14.7 million to cover such pre-mining activities as development drifting, re-engineering of underground infrastructure and essential upgrades to the ventilation, mobile equipment, crusher and hoisting systems.

Reserve Class	Tons (000’s)	Zinc %
Proven	152	9.0
Probable	434	9.2
Total	585	9.2

Key inputs to the IG7 Report included:

(stated in $US Dollars)

NSR Royalty	0.3%
Concentrate Grade	55.5%	Zn
Smelter Treatment Charges	$187.51	$/Ton
Transportation Charge	$21.51	$/Ton
Smelter Penalty	$20.00	$/Ton
Total Smelter Charges	$229.02	$/Ton
Smelting and Refining Cost	$0.21	$/lb.
Smelter Payment	85%
Metallurgical Recovery	96.0%
Direct Processing	$9.05	$/Ton
Ore Haulage/Hoisting Crushing	$4.15	$/Ton
Administration and Overhead	$3.72	$/Ton
15% Contingency	$8.69	$/Ton
Total Processing Cost	$25.61	$/Ton
Unplanned Mining Dilution	10.0%
Direct Ore Mining Cost	$41.83	$/Ton
All in Cost	$67.44	$/Ton
Unplanned Dilution	10%
Cut Off Grades Zn%

Zinc Price	$/lb.	$0.70	$0.80	$0.92	$1.00	$1.10
Development Mining		3.2%	2.7%	2.3%	2.12%	1.9%
Production Mining		8.5%	7.2%	6.1%	5.5%	4.9%
Production Mining Design Limit		9.3%	7.9%	6.7%	6.1%	5.4%

Chopar Project: Star Mining District of Utah (Gold/Precious Metals)

Our Chopar Project is an “early stage” exploration project consisting of 115 lode-mining claims and four metalliferous mineral leases located in the Star Mountain range of the Star Mining District, in Beaver County, Utah, approximately five miles west of Milford, Utah. The Chopar Project area encompasses 3,730 acres in total; comprised of 1,408 acres of state mining claims and 2,322 acres of federal mining claims. The Chopar Project has no facilities or infrastructure and no proven or probable reserves as defined by SEC Industry Guide 7.

The following map showing the location of the Project’s lode-mining claims:

To date, the Company has conducted geological analysis, magnetic geophysical studies and a limited reverse circulation and core drilling exploration program. Based on the preliminary results achieved, we plan to engage in further substantive field evaluations, geophysical reviews and drilling in order to ascertain the nature and extent of the inferred mineralization, if any, at the Chopar Project. In October 2014, the Company’s third-party geology and geophysical consultants commenced on-site work in order to provide the data necessary to compile a preliminary metallogenic assessment study of our mineral rights in the Chopar Project area. Geological mapping delineated several areas of significant metasomatic alteration of surface rocks that are candidates for surface geochemical sampling programs and, if warranted, candidates for drilling campaigns. Subject to financing, a geochemical sampling program is tentatively planned for late spring 2016.

The 1,408 acres of state mining leases have an initial term of 10 years and require minimum annual rents of $1.00 per acre. The state leases also call for minimum annual royalty payments of $3.00 per acre beginning in the 11th year of the lease (if extended) as well as contingent production royalty payments ranging from 4% to 8% of the gross value (as defined in the lease) of any non-fissionable and fissionable metalliferous minerals extracted from the leased area.

The 2,322 acres of federal unpatented mining claim are all located on United States Forest Service lands. The mineral rights were acquired by staking lode mining claims as per the Mining Law of 1872. Each lode mining claim consists of approximately 20 acres. All claims are subject to an annual maintenance fee of $140.00 per claim that is due on or before September 1st of each year. Federal mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. Furthermore, as these interests are derived from multiple jurisdictions, the risk of a defective claim or other problems with ownership and development of the claim (including but not limited to the right of eminent domain) is further compounded. If the validity of a patented mining claim or mineral interest is challenged by an applicable governmental body on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of minerals located thereon. Such a challenge might be raised at any stage of development or at the commencement of production, or simply when the government seeks to include the land in an area to be dedicated to another use.

The Star Mining District hosts tilted and faulted, early Paleozoic to middle Mesozoic carbonate and clastic sedimentary rocks with Tertiary intrusive and extrusive rocks. Base metal and silver and gold mineralization is associated with the Tertiary intrusive event. The Star Mining District lies within the trend of the Marysville-Pioche Mineral Belt, one of four semi-parallel northeast trending mineral belts marked by current and historic mining and strong east-northeast trending magnetic anomalies. Hydrothermal fluids associated with the intrusive rocks altered and mineralized the host sedimentary rocks.

Mineralization in the Star District consists of veins and fissures, chimney-manto replacements, skarns, and silicified breccia veins and pipes closely associated with three, geographically separate Tertiary intrusive porphyry stocks. The North Star Stock is located in the northern and northwestern part of the District, the Vicksburg Stock is located in the east-central part of the District and the Moscow Stock is located in the southwest extension of the District. Each stock intrudes Mesozoic and Paleozoic carbonate and clastic rocks varying in composition from granite to quartz monzonite and generally composed of medium to coarse grained K-feldspar, plagioclase feldspar, interstitial quartz, biotite and hornblende, and minor pyroxene. Porphyritic textures are common throughout with coarse K-feldspar and plagioclase phenocrysts.

Field work completed to date on the Chopar Project includes limited geological mapping, rock chip geochemical sampling of historic mine dumps, prospects and outcrops and ground magnetometer surveys. Cross sectional and 3D modeling have been completed using the ground magnetometer survey data, supplemented by publically available regional data sets.

A reverse circulation drilling campaign was undertaken by James Stanford Resources, predecessor company to Star Mountain Resources, in 2012 and 2013 with a follow up core drilling campaign in 2013. One of nine reverse circulation holes and four of the seven core drill holes intercepted skarn mineralization. Comprehensive assay results for these intercepts are not available.

Exploration and mining permits for the Chopar Project fall under the regulation of the State of Utah, Division of Natural Resources, Division of Oil, Gas, and Mining, Administrative Services, Minerals Program (the “Division”). The Division is responsible for the regulation of all mining activities pursuant to the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended in 1975, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5. These regulations require, among other things, the posting a reclamation bond for exploration related work of which we have posted a cash reclamation bond of $24.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

The Company is committed to managing its Balmat mining and milling activities in a manner that provides a safe, healthy and productive workplace. This is done through the control of risk to reduce injuries, incidents and occupational health exposure by the elimination of unsafe behaviors and conditions. This commitment to continuous improvement is reinforced in our Environmental, Health and Safety Policy.

The operations at the Balmat Mine and mill are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Whenever MSHA believes that a violation of the Mine Act, of any health or safety standard, or of any regulation has occurred, it may issue a citation or order which describes the violation and fixes a time within which the operator must abate the violation. In some situations, such as when MSHA believes that conditions pose a hazard to persons, MSHA may issue an order requiring cessation of operations, or removal of persons from the area of the mine affected by the condition until the hazards are corrected. Whenever MSHA issues a citation or order, it has authority to propose a civil penalty or fine, as a result of the violation, that the operator is ordered to pay.

Under rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act, mine operators are required to include in their periodic reports filed with the SEC certain information relating to citations or orders issued under the Mine Act, and certain other mine safety information. The table that follows reflects citations, orders, violations and proposed assessments issued to the Company by MSHA during the fiscal year ended December 31, 2015 for the Balmat Mine and mill and all legal actions pending before the Federal Mine Safety and Health Review Commission as of December 31, 2015. Due to timing and other factors, the data may not agree with the mine data retrieval system maintained by MSHA at www.MSHA.gov.

Mine or Operating Name/MSHA Identification Number	Section 104 S&S Citations (#)	Section 104(b) Orders (#)	Section 104(d) Citations and Orders (#)	Section 110(b)(2) Violations (#)	Section 107(a) Orders (#)	Total Dollar Value of MSHA Assessments Proposed ($)	Total Number of Mining Related Fatalities (#)	Received Notice of Pattern of Violations Under Section 104(e) (yes/no)	Received Notice of Potential to Have Pattern Under Section 104(e) (yes/no)	Legal Actions Pending as of Last Day of Period (#)	Legal Actions Initiated During Period (#)	Legal Actions Resolved During Period (#)
Balmat Mine No. 4 & Mill 30-01185	0	0	0	0	0	$1	0	No	No	0	0	0

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink tier of the OTC Market Group under the symbol “SMRS”. Such trading of our common stock is limited and sporadic.

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2015 and 2014. The bid information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
Fiscal Year 2015
December 31, 2015	$1.10	$0.41
September 30, 2015	$1.25	$0.76
June 30, 2015	$1.40	$0.90
March 31, 2015	$1.25	$0.70
Fiscal Year 2014
December 31, 2014	$1.02	$0.65
September 30, 2014	$0.89	$0.10
June 30, 2014	$0.61	$0.05
March 31, 2014	$0.84	$0.25

As of April 11, 2016, there were approximately 101 record holders of our common stock.

We have not declared any dividends since our incorporation and do not anticipate that we will do so in the foreseeable future. Payment of any future dividends, if any, will be at the discretion of the Board after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

We do not have any compensation plans under which the Company’s equity securities are authorized for issuance for consideration in the form of goods or services as described in FASB ASC Topic 718.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risks and Uncertainties” and elsewhere in this Annual Report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report. Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of April 11, 2016. This MD&A is intended to help the reader understand the consolidated audited financial statements of Star Mountain.

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

INTRODUCTION

Our primary focus is currently on the re-start of mining operations at our Balmat Mine in upper state New York, which includes raising the capital needed to fund these re-start activities. If successful in our efforts, this re-start will transition us from a junior exploration company with no revenues to a producing mining company capable of generating a consistent stream of revenues through the production of a salable zinc concentrate material.

OVERVIEW AND OUTLOOK

We currently have limited cash resources on hand and a cash burn rate that ranges from approximately $200 to $300 per month. Unless we are able to secure additional funds shortly, we may not be able to meet some or all of our obligations. As a result, capital raising has been and continues to be our number one priority and will remain our top priority until we have successfully raised the capital to meet our projected cash needs; including our working capital needs as well as the capital needed for the re-start of operations at the Balmat Mine.

As part of our capital raising efforts, we have had discussions with a number of possible financing sources about various forms of financing including, but not limited to (i) equity investment; (ii) term debt; (iii) joint venture arrangements; (iv) off-take agreements; (v) sales of a royalty interest and (vi) streaming deals. Notwithstanding, the market to finance mining related transactions such as ours has been and continues to be very challenging and because of this we cannot assure you that we will be successful in our efforts to secure the needed funds.

If our capital raising efforts are successful, our plan is to return the Balmat Mine to production following a six to nine month re-commissioning period during which time it is estimated that we will need to invest approximately $14,700 refurbishing and upgrading the Balmat Mine’s facilities and equipment and hiring and training the required work force. Following this re-commissioning phase, the Balmat Mine would transition to a production start-up mode producing an estimated 300 to 500 tons of ore per day during the initial ramp-up period before ultimately reaching the planned, near-term, full production run rate of 1,000 to 1,200 tons of ore per day; or roughly 360,000 to 430,000 tons per year. At full production, the Balmat Mine is expected to employ a work force of over 100 employees.

To the extent that we are able to secure some but not the full amount of capital required for the Balmat Mine’s re-start, we would still plan to return the Balmat Mine to production but on a scaled basis.

Results of Operations

Year Ended December 31, 2015 Compared to Year December 31, 2014

Summary

Our consolidated net loss for the year ended December 31, 2015, was $6,696, or $0.29 per share, compared with our consolidated net loss of $4,157, or $0.12 per share, for the same period in 2014. For the year ended December 31, 2015, the increase in our consolidated net loss was primarily due to (i) costs incurred in connection with our acquisition of the Balmat Mine, (ii) the incremental compensation expenses from the hiring of additional employees, (iii) the non-cash expenses associated with stock awards to officers and directors of the Company, (iv) the expenses associated with the Balmat reserve study and (v) the care and maintenance costs incurred at the Balmat Mine following its acquisition. These higher expenses were partially offset by lower interest expense in 2015. Each of these items is covered in more detail below.

Revenue

Revenues for the years ended December 31, 2015 and 2014 were zero for both years. As an early, exploration stage company (until our late 2015 acquisition of the Balmat Mine, which is currently on care and maintenance), we had no properties in production during either year.

Compensation Expense

Compensation expense was $1,299 higher in the 2015 period than the comparable 2014 period due mainly to employee stock grants valued at $853 and the addition of three new employees; one of which started in March 2015 and the other two in November 2015. The stock awards were issued in-lieu of cash compensation to the employees.

Exploration and Development

Exploration and development costs totaled $214 for the year ended December 31, 2015, compared with $67 for the same period in 2014. The increased expense in 2015 was largely due to the Balmat reserve study; the results of which were formally published in the IG7 Report in the early part of 2016.

Mine Maintenance

Mine maintenance expenses increased from zero for the year ended December 31, 2014, to $332 for the year ended December 31, 2015. This entire increase was the result of our acquisition of the Balmat Mine during the latter part of 2015 and the associated care and maintenance (“holding”) expenses incurred following the November 2, 2015 acquisition date.

Depreciation and Amortization

Depreciation and amortization expenses increased from $13 for the year ended December 31, 2014 to $260 for the year ended December 31, 2015, mainly due to our acquisition of the Balmat Mine on November 2, 2015. Between the acquisition date and December 31, 2015, we recorded $254 of depreciation and amortization expense related to the Balmat assets.

General and Administrative

General and administrative expenses, including general and administrative expense – related party, increased by $1,919 in 2015 compared to the 2014 year. The primary reasons for this were the incurrence of $210 in additional legal and professional fees associated with our acquisition of the Balmat Mine in 2015, the recognition of $783 in incremental non-cash Director fees associated with our awards of common stock to the Company’s Directors and $754 in incremental related party expenses incurred by us during 2015.

Interest Expense

Interest expense decreased from $1,460 for the year ended December 31, 2014, to $81 for the year ended December 31, 2015, with the majority of this decrease due to the lower debt discount amortization charges recognized by us during the 2015 year. During 2014 we recorded $1,120 of debt discount amortization charges related to a convertible debt issuance that was later exercised. In comparison, our debt discount amortization charges of $21 in 2015 all related to a new convertible debt offering entered into by us on November 10, 2015. See Note 9 – Debt to the consolidated financial statements.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities increased by $773 during the 2015 year as compared to the 2014 year. This increase was primarily due to (i) our acquisition of the Balmat Mine on November 2, 2015 and the cost of care and maintenance expenses incurred over the final two months of 2015 of $332, (ii) increased exploration and development costs of $147 related to the Balmat reserve study (iii) increased legal and other professional fees of $210 incurred with the Balmat acquisition and (iii) increased compensation expense of $140 associated with the hiring of three new employees.

Investing Activities

Net cash used in investing increased by $745 year-over-year rising to $929 for the year ended December 31, 2015, from the prior year total of $184. Of the 2015 total, $927 was related to payments made for the Balmat Mine acquisition while the 2014 total was mostly related to the return of related party cash advances.

Financing Activities

Net cash provided by financing activities increased to $3,380 for the year ended December 31, 2015, from $754 for the comparable prior year period. The increase in 2015 was primarily related to the cash raised to fund our acquisition of the Balmat Mine and the working capital needed to fund Balmat’s holding costs for a reasonable period of time thereafter. On the acquisition closing date, we paid Hudbay $1,000. In addition, the Balmat purchase agreement required that we have at least $2,000 of cash on-hand on the acquisition closing date and following our payment to Hudbay of the $1,000. In comparison, the cash provided by our financing activities during the 2014 year was used to pay the Company’s on-going, general corporate expenses and to repay $228 of related party advances.

Liquidity and Capital Resources

At December 31, 2015, we had a working capital deficit of $1,118 which represented an increase of $549 over our December 31, 2014 working capital deficit of $569. This increase was largely the result of (i) the $1,380 of debt we assumed in the Balmat Mine acquisition and (ii) the $500 deferred purchase price obligation we recorded in connections with Balmat’s acquisition for amounts still owed Hudbay being partially offset by (iii) an increase in our cash and cash equivalents during the 2015 year of $1,155. To the extent that we are unable to raise the funds for Balmat Mine’s restart and have no production from the mine, the $500 deferred purchase price obligation to Hudbay would not have to be paid in 2016 as the timing of this payment is tied to our first shipments of zinc concentrates from the mine (subject to a final “no later than” payment date as is more fully explained in Note 9 – Debt to the consolidated financial statements).

As things currently stand, we will not have sufficient funds to satisfy our cash needs during the 2016 year and, as a result, we will need to raise additional capital in order to service our debt, fund our on-going operation expenses and, to the extent the capital is available, fund the refurbishment activities necessary to return the Balmat Mine to production.

Total outstanding debt as of December 31, 2015 is $14,660, of which $2,729 is estimated to come due within the next twelve months. These amounts are primarily made up of obligations associated with the Balmat acquisition. The remaining long-term debt of $11,931 is associated with our outstanding obligation to HudBay for the Balmat Mine acquisition.

Going Concern

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2015, refer to the substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Balmat Mine purchase price accounting (Business combination). The Company accounts for business combinations using the purchase method of accounting. The purchase method requires us to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.

Asset retirement obligations. Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The fair value of the reclamation obligation is based on the estimated cost and timing of the reclamation activities. The costs are inflated using an estimated inflation rate and then discounted back to present value using an estimated discount rate. For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs will be added to the capitalized costs of the property and amortized using the units-of-production method. We review, on a quarterly basis, unless otherwise deemed necessary, the asset retirement obligations associated with our properties.

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2015 and 2014, no income tax expense had been incurred or accrued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-28 of this annual report on Form 10-K.

STAR MOUNTAIN RESOURCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Star Mountain Resources, Inc.

Littleton, Colorado

We have audited the accompanying consolidated balance sheet of Star Mountain Resources, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Mountain Resources, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company
Salt Lake City, Utah
April 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Star Mountain Resources, Inc.
Littleton, CO

We have audited the accompanying consolidated balance sheet of Star Mountain Resources, Inc. and subsidiary as of December 31, 2014, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Mountain Resources, Inc. and subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 31, 2015

STAR MOUNTAIN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,201	$46
Prepaid and other	333	16
Parts and supplies inventory	500	-

Total current assets	2,034	62

Land	1,876	21
Property & equipment, net	24,552	58
Mineral reserves	3,165	-
Mineral rights	3,684	24
Restricted cash - reclamation deposits	1,688	24

TOTAL ASSETS	$36,999	$189

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$404	$260
Accounts payable - related party	19	38
Notes payable	1,380	-
Notes payable - related party	875	254
Discount on notes payable - related parties	(105)	-
Purchase price obligation - Balmat acquisition	500	-
Stipulated agreement liability - related party	79	79

Total current liabilities	3,152	631

LONG TERM LIABILITIES
Asset retirement obligation	17,906	-
Purchase price obligation - Balmat acquisition	11,931	-

Total long term liabilities	29,837	-

Total Liabilities	32,989	631

Commitments and Contingencies (see Note 11)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 50,000,000 authorized, $.001 par value, consisting of Series B preferred stock, 100,000 shares authorized, 5,000 and 0 shares issued and outstanding, respectively, and Series C preferred stock, 5,000,000 shares authorized, 3,130,000 and 0 shares issued and outstanding, respectively	3	-
Common stock, authorized 350,000,000 shares, $.001 par value 37,951,229 and 17,969,729 issued and outstanding, respectively	38	18
Common stock subscribed	27	-
Additional paid in capital	18,476	7,378
Accumulated deficit	(14,534)	(7,838)
Total Shareholders’ Equity (Deficit)	4,010	(442)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$36,999	$189

The accompanying notes are an integral part of these consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US dollars in thousands, except share amounts)

	For Years Ended
	December 31, 2015	December 31, 2014
REVENUE	$-	$-

OPERATING EXPENSES
Compensation	1,853	554
Exploration and development costs	214	67
Mine maintenance costs	332	-
Depreciation and amortization	260	13
General and administrative	2,107	941
General and administrative - related party	1,851	1,098

Total Operating Expenses	6,617	2,673

Loss from Operations	(6,617)	(2,673)

OTHER INCOME (EXPENSES)
Interest income	2	-
Interest expense - related party	(40)	(962)
Interest expense - debt discount	(21)	-
Interest expense	(20)	(498)
Loss on disposition of asset	-	(24)
Total Other Income (Expense)	(79)	(1,484)

Income Tax Expense	-	-

NET LOSS	$(6,696)	$(4,157)

Basic Loss Per Share	$(0.30)	$(0.12)

Weighted Average Number of Common Shares Outstanding	22,580,852	33,818,976

The accompanying notes are an integral part of these consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(US dollars in thousands, except share amounts)

	Preferred Shares		Common Shares		Add’l Additional Paid in	Common Stock	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	(Deficit)

Balance at December 31, 2013	-	$-	40,253,862	$40	$4,367	$-	$(3,681)	$726

Shares issued for services	-	-	650,000	1	454	-	-	455
Shares issued for services - related party	-	-	2,325,000	2	2,044	-	-	2,046
Shares cancelled as part of a default judgment -related party	-	-	(25,000,000)	(25)	(1,402)	-	-	(1,427)
Shares cancelled per negotiated agreement	-	-	(4,360,000)	(4)	(346)	-	-	(350)
Shares issued for conversion of convertible debt	-	-	3,350,867	3	1,672	-	-	1,675
Shares issued for cashless exercise of warrants	-	-	750,000	1	(1)	-
Contributed capital	-	-	-	-	104	-	-	104
Beneficial Conversion Discount	-	-	-	-	299	-	-	299
Change in warrant terms at conversion	-	-	-	-	187	-	-	187
Net Loss	-	-	-	-	-	-	(4,157)	(4,157)

Balance at December 31, 2014	-	$-	17,969,729	$18	$7,378	$-	$(7,838)	$(442)

Shares cancelled as part of default judgment	-	-	(910,000)	(1)	1	-	-	-
Shares issued in private placements	2,630,000	2	5,709,500	6	2,668	-	-	2,676
Shares issued for services - related parties	4,750	-	3,650,000	4	4,539	-	-	4,543
Shares issued for services	-	-	200,000	0	220	-	-	220
Shares issued in exchange for debt - related party	500,000	1	782,000	1	389	-	-	391
Shares issued for acquisition	-		10,550,000	10	3,041	27	-	3,078
Stock option expense	-	-	-	-	213	-	-	213
Shares issued to settle accounts payable	250	-	-	-	27	-	-	27
Net Loss	-	-	-	-	-	-	(6,696)	(6,696)

Balance at December 31, 2015	3,135,000	$3	37,951,229	$38	$18,476	$27	$(14,534)	$4,010

The accompanying notes are an integral part of these consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	For Years Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities
Net loss	$(6,696)	$(4,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260	13
Shares and warrants issued for services	4,763	2,501
Stock options	213	-
Contributed capital	-	104
Loss on disposition of asset	-	24
Loss on change in warrant terms	-	187
Cancellation of shares for services	-	(350)
Amortization of debt discount	21	1,120
Mineral rights write down	-	2
Changes in operating assets and liabilities
Prepaid expense	(44)	16
Deposits	-	5
Accounts payable and accrued liabilities	96	(92)
Accounts payable and accrued liabilities - related party	68	-
Accrued interest	17	-
Accrued interest - related party	6	145
Accrued compensation	-	(4)
Contract payable	-	(24)
Stipulated agreement liability - related party	-	(13)

Net cash used in operating activities	(1,296)	(523)

Cash flows from investing activities
Advances to related party shareholders	-	(228)
Acquisition of Balmat	(927)	-
Sale (Purchase) of equipment	(2)	44

Net cash used in investing activities	(929)	(184)

Cash flows from financing activities
Proceeds from issuance of convertible debt - related party	748	-
Proceeds for issuance of convertible debt	-	500
Proceeds from loans - related party	270	-
Loans repayments - related party	(195)	-
Loan repayments	(119)	-
Proceeds from issuance of stock and warrants	2,676	-
Proceeds (payments) to/from related party shareholders	-	254

Net cash provided by financing activities	3,380	754

Net increase in cash	1,155	46

Cash, beginning of period	46	0

Cash, end of period	$1,201	$46

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

Non-cash investing and financing activities
Debt converted to shares of common stock	$-	$1,675
Repayment of advances through stock cancellation	$-	$1,427
Repayment of advances through return of assets	$-	$64
Cashless exercise of warrants	$-	$1
Stock and warrants issued for settlement of related party debt	$391	$-
Stock and warrants issued for settlement of accounts payable	$27	$-
Stock and warrants issued for investment in acquisition	$3,078	$-
Debt issued for prepaid expense	$109	$-
Debt issued for investment in acquisition	$14,748	$-

The accompanying notes are an integral part of these consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Star Mountain Resources, Inc. and subsidiaries (the “Company”, “we”, “us”, “our”) is a minerals exploration company focused on acquiring and consolidating mining claims, mineral leases, producing mines, and historic mines with production and future growth potential identified through our exploration efforts. Currently, our operations are focused on re-commencing mining activities at the Balmat Zinc Mine in the Balmat mining district in St. Lawrence County, New York and evaluating the feasibility of further exploration of minerals at the Star Mountain Mining District, Beaver County, Utah.

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

On November 2, 2015, the Company acquired a 100% interest in Northern Zinc, LLC, a Nevada limited liability company (“Northern Zinc”) pursuant to an October 13, 2015 purchase agreement the Company entered into with Northern Zinc and its sole member, Aviano Financial Group, LLC, a Delaware limited liability company (“Aviano”) (the “Northern Zinc Purchase Agreement”). Northern Zinc and Aviano are unrelated third parties. Concurrent with the Company’s purchase of Northern Zinc, Northern Zinc acquired (a) 100% of the issued and outstanding common stock of Balmat Holding Corporation (“Balmat”) and its wholly owned subsidiary, St. Lawrence Zinc Company, LLC, (“SLZ”) the owner of the mining property known as the Balmat Zinc Mine and (b) certain mining and processing equipment pursuant to an October 13, 2015 purchase agreement the Company entered into with Northern Zinc, HudBay Minerals Inc. (“Hudbay”), Balmat and SLZ (the “Balmat Purchase Agreement”). Balmat, SLZ and Hudbay are unrelated third parties. The Balmat Mine is located in upstate New York. See Note 3 for further details.

NOTE 2– GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses the past two years and had total current assets of $2,034 and total current liabilities of $3,152, resulting in a negative working capital balance of $1,118 as of December 31, 2015. Further losses are anticipated in the development of its business. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management plans to finance the Company’s operating costs over the next twelve months with loans from significant shareholders and directors, debt financing, and/or the issuance of the Company’s securities. There can be no assurance that we will be able to raise the necessary financing on acceptable terms or at all. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – BALMAT ACQUISITION

On November 2, 2015, the Company completed the acquisition of Northern Zinc. Concurrent with the Company’s acquisition of Northern Zinc, Northern Zinc acquired Balmat and its wholly owned subsidiary, SLZ (together referred to as the “Balmat Acquisition.”). Each of the agreements is outlined further below.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

Northern Zinc Purchase Agreement

Pursuant to the terms of the Northern Zinc Purchase Agreement, we issued 10,000,000 shares of our unregistered common stock to Aviano and assumed $1,390 in debts of Northern Zinc in exchange for 100% of Northern Zinc’s membership interests previously owned by Aviano. We also entered into a corporate development consulting agreement with David Linsley, a principal of Northern Zinc; appointed Wayne Rich as our Chief Financial Officer; agreed to appoint two members to our board of directors designated by Aviano; and offered advisory board positions for a period of at least three years to three other individuals associated with Aviano.

Balmat Purchase Agreement

Upon closing, we acquired 100% of the issued and outstanding common stock of Balmat from Hudbay for a purchase price of $17,000 payable in cash (the “Balmat Cash Amount”) and issued Hudbay 550,000 shares of our unregistered common stock. Subsequent to closing, and in accordance with the purchase agreement, we issued HudBay an additional 78,857 shares of our unregistered common stock.

The Balmat Cash Amount is able to be satisfied in any of the following ways:

Option 1. Under this option, $1,500 was paid at closing and the balance of $15,500 will be paid as follows:

●	$500 upon completion of the first shipment of ore concentrate from the Balmat Mine;

●	$5,000 on the 12-month anniversary of the first shipment of ore concentrate from the Balmat Mine; and

●	$2,500 on each of the following dates from the first shipment of ore concentrate from the Balmat Mine: 18th month, 24th month, 30th month and the 36th month.

Option 2. Under this option, with proper notice to Hudbay within three months of the closing, the purchase price will be reduced to $9,000: $1,500 in cash upon closing, which was paid; issuance of the Balmat Acquisition Shares valued at $500 which were issued; and the balance of $7,000 to be paid within three days after proper notice to Hudbay.

Under Option 2, Northern Zinc would also immediately assume all environmental liabilities in respect of the Balmat Mine and all liabilities relating to or arising from any claims by existing or former employees relating to employment, termination, on-the-job injuries or death, unsafe working conditions or exposure to potentially harmful substances and waive its right to indemnification by HudBay in respect of certain damages identified in the purchase agreement with Hudbay.

Option 3. Under this option, with proper notice to Hudbay within 30 days before the 12-month anniversary of the first shipment of ore concentrate from the Balmat Mine, the purchase price will be reduced to $16,500: $1,500 in cash upon closing, which was paid; issuance of the Balmat Acquisition Shares valued at $500, which were issued; and the balance of $14,500 paid as follows:

●	$400 upon completion of the first shipment of ore concentrate from the Balmat Mine; and

●	$4,700 on each of the following dates from the first shipment of ore concentrate from the Balmat Mine: 12th month, 18th month and 24th month.

Notwithstanding the above Balmat Cash Amount options, if any portion of the purchase price has not been paid under Options 1 or 3 within 48 months of the closing date (or 54 months of the closing date if we have not elected one of the options) then the entire unpaid balance shall be immediately due and payable no later than the end of the 48th or 54th month, respectively.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

Fair Value Determination and Allocation of Consideration

The purchase price allocation presented below is preliminary and includes the use of estimates. This preliminary allocation is based on information that was available to management at the time these audited consolidated financial statements were prepared. We believe the estimates used are reasonable and the significant effects of the transaction are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company. These amounts will be finalized as soon as possible, but no later than one year from the acquisition date.

Upon the completion of this acquisition, the Company acquired the following assets and assumed the following liabilities:

Assets received:
Cash	$72
Prepaid expense	163
Spare parts inventory	500
Land	1,855
Buildings	850
Machinery and equipment	23,903
Mineral reserves	3,165
Mineral rights	3,660
Restricted cash – surety bond	1,664
Total assets received	$35,832

Liabilities assumed:
Loans payable	1,390
Asset retirement obligation	17,906
Liabilities	28
Total liabilities assumed	$19,324

Total consideration paid	$16,508

The consideration paid was comprised of $1,000 in cash, $12,431 in a deferred payment liability, and 10,628,857 shares of the Company’s stock (including 78,857 shares subscribed as of December 31, 2015) valued at $3,078.

Acquisition-related costs of $210 were incurred during the year ended December 31, 2015 and are included in General and administrative line item in our statement of operations.

The acquisition generated no revenue since the November 2, 2015 acquisition date.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on January 1, 2014. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on January 1, 2014, or of future results of operations. Balmat Acquisition related costs of $210 have been excluded from the pro forma amounts.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

	Year Ended December 31,
	2015	2014
Total revenues:
As reported	$-	$-
Pro forma	$-	$-
Net Loss:
As reported	$(6,696)	$(4,157)
Pro forma	$(10,499)	$(9,324)
Basic and diluted loss per share:
As reported	$(0.29)	$(0.12)
Pro forma	$(0.46)	$(0.28)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and are inclusive of the accounts of Star Mountain Resources, Inc. and its wholly-owned subsidiaries, which consist of its wholly-owned subsidiaries, Bolcan Mining, LLC and Northern Zinc, LLC and Northern Zinc’s wholly-owned subsidiary, Balmat Holding Corporation, and Balmat’s wholly owned subsidiary, St. Lawrence Zinc Company, LLC. Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year. All numbers in the consolidated financial statements are presented in U.S. dollars, unless otherwise denoted.

Recent Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements and related disclosures.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The amounts which involve significant estimates include (i) Balmat Acquisition purchase price estimates including land, PP&E, mineral reserves, mineral rights and the deferred purchase price obligation (ii) property, plant and equipment estimated salvage values and assessment of impairment, (ii) fair value of certain assets and liabilities, (iii) contingent liabilities and (iv) asset retirement obligations. These estimates are reviewed and, as adjustments become necessary, they are reported in earnings in the period in which they became known. Actual results could differ from those estimates.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and liquid investments with an original maturity of three months or less.

Restricted Cash

The Company maintains, at times, cash deposits and/or surety bonds as required by regulatory bodies as assurance for the funding of future reclamation costs associated with the Company’s reclamation obligations. These funds held in cash deposits and/or used as collateral for surety bonds are restricted to that purpose and are not available for the Company’s use until the reclamation obligations have been fulfilled. Restricted cash is classified as a non-current asset.

At December 31, 2015, the amounts of these restricted cash deposits totaled $1,688 of which $1,664 is invested in a certificate of deposit which renews automatically for additional terms of one year or more. This amount is in lieu of a mine land reclamation bond and is held in escrow for the New York State Department of Environmental Conservation. Interest earned on the certificate of deposit is not part of the bonding obligation and as such is classified as a current asset. The remaining balance of $24 is associated with a cash surety bond held with the state of Utah. At December 31, 2014, only the cash surety bond of $24 with the state of Utah was held.

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk with its cash and cash equivalents.

Inventories

Parts and supplies are expected to be held and consumed during development or resumption of mining activities and are valued at the lower of cost or replacement value. Cost is determined on an average basis.

Property and Equipment

(i) Mineral property, exploration and mine development expenditures:

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Acquisition costs include cash consideration and the fair market value of common shares issued as consideration. Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under SEC Industry Guide 7, development costs related to such reserves incurred after such determination will be considered for capitalization. The establishment of proven and probable reserves is based on results of feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future will be written off.

(ii) Property, plant and equipment (PP&E):

Expenditures for PP&E additions, major replacements and improvements are capitalized at cost. PP&E is depreciated using the straight-line method and is depreciated over the estimated useful lives of the assets. Productive/useful lives range from 5 to 10 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for depreciation calculations are made on a property-by-property or asset-by-asset basis. Our estimates for reserves, mineralized material, and other resources are a key component in determining our units of production depreciation rates.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

(iii) Impairment of assets

The Company reviews and evaluates the carrying value of its assets when events or circumstances indicate that the carrying amounts of related assets or groups of assets may not be recoverable, or at least annually. If the estimated future economic benefit is less than the carrying amount of the asset, an impairment charge is recorded based on the difference between the carrying amount and its estimated fair value (less costs to sell for assets to be disposed of by sale) as a charge to operations. For the years ended December 31, 2015 and 2014, impairment charges of nil and $2 were recorded, respectively.

Business Combinations

We account for business combinations using the purchase method of accounting. The purchase method requires us to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that the entire or some portion of the deferred tax asset will not be recognized.

The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2015 and 2014, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2015 and 2014, related to unrecognized benefits.

Asset Retirement Obligations

In connection with the Company’s business, it is required to reclaim the sites at which it is conducting its mining activities once those activities have been completed. The fair value of that liability is measured based on an expected cash flow approach, discounted using a credit-adjusted risk-free rate. If a change in timing or estimated expected cash flows results in a downward revision of the asset retirement obligation, then the undiscounted revised estimate of expected cash flows is discounted using the credit-adjusted risk-free rate in effect at the date of initial measurement and recognition of the original asset retirement obligation.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

Changes in our asset retirement obligations are summarized in the following table (in thousands):

	Year ended December 31,
	2015	2014
Balance, beginning of period	$-	$-

Additions (Balmat Acquisition, see Note 3)	17,906	-
Releases	-	-
Revisions to cost estimates	-	-
Balance, end of period	$17,906	$-

Common Shares

Common shares issued for non-monetary consideration are recorded at fair market value based upon the trading price of our shares on the share issuance date. Common shares issued for monetary consideration are recorded at the amount received, less issuance costs.

Stock-based Compensation

The fair value of share-based compensation awards issued to employees and directors of the Company is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period. The Company uses the Black-Scholes option valuation model to calculate the fair value of awards granted.

When a share-based compensation award is exercised and the resulting common shares are issued, the fair value of such award as determined on the date of grant is transferred to common shares. In the case of a share-based compensation award that is either cancelled or forfeited prior to vesting, the amortized expense associated with the unvested awards is reversed.

Loss per Share

The loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method. Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive. At December 31, 2015 and 2014, the Company had 12,475,000 and nil in potentially dilutive securities, respectively.

Fair value of financial instruments

Our financial instruments may at times consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, notes payable and asset retirement obligations. U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

●	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

●	Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

The Company continually monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits. The Company’s balances of cash and cash equivalents, accounts payable and accrued liabilities, and notes payable approximate fair value.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy (in thousands):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Reclamation deposits	-	$1,688	-	1,688	-	24	-	24
Total financial assets	$-	$1,688	$-	$1,688	$-	$24	$-	$24

Liabilities
Purchase price obligation – Balmat Acquisition	-	-	12,431	12,431	-	-	-	-
Asset retirement obligation	-	-	17,906	17,906	-	-	-	-
Total financial assets and liabilities	$-	$1,688	$30,337	$32,025	$-	$24	$-	$24

The fair value of the Company’s purchase price obligation was estimated by a third party as part of the purchase price accounting for the Balmat Acquisition. The third party used a probability-weighted discounted cash flow model in order to arrive at a fair value of the liability. A discounted cash flow model was used to calculate the net present value of the various payment options to satisfy the outstanding purchase price obligation. See Note 3 – Balmat Acquisition for a detailed description of each payment option able to satisfy the remaining obligation. An estimated probability weighting was then assigned to each option’s estimated net present value to arrive at the overall estimated fair value. Significant unobservable inputs include management’s estimated timing of activities (including option election dates and timing of first concentrate shipments) associated with payments due under the agreement as well as the discount rate applied within the model. A discount rate of 4.6% was applied. Acceleration of timing of elections or shipments of first concentrates would accelerate payments due, therefore increasing the net present value of a given payment option. An upward/downward adjustment to the discount rate would result in an inverse effect on the overall fair value, all else being equal.

The fair value of the Company’s asset retirement obligation was estimated by a third party as part of the purchase price accounting for the Balmat Acquisition. The third party used the cost method to estimate the fair value of the liability. Significant unobservable inputs include management’s cost estimates and the estimated timing of those costs, the annual inflation rate applied to cost estimates and the discount rate used to discount the inflated cost estimates. The undiscounted costs of reclamation were estimated at $19,126 and are expected to be incurred within the next 1 to 28 years. A 3.6% annual inflation rate and 4.6% discount rate were applied. Any upward/downward adjustments to the estimated costs or inflation rate would result in a corresponding adjustment to the fair value estimate, all else being equal. An upward/downward adjustment to the discount rate would result in an inverse effect on the overall fair value, all else being equal.

NOTE 5 – PREPAID EXPENSES AND OTHER

At December 31, 2015, the Company had prepaid expenses totaling $333 that was for property taxes, insurance premiums and consulting contracts. All are being amortized over the time period associated with the prepaid expense.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

NOTE 6 – MINERAL RIGHTS AND RESERVES

At December 31, 2015, the Company had certain mining claims, mineral leases and excavation rights for its exploration properties in the Star Mining District in Beaver County, Utah and its Balmat Mine in Gouverneur, New York.

Mineral rights associated with the Balmat Mine include 51,428 acres of mineral rights located in St. Lawrence and Franklin Counties of New York and are comprised of multiple individual parcels in selected areas in and around the mines. In addition, there are 4,774 acres of leased and optioned mineral rights in the Balmat mine area and surrounding areas of interest.

These mineral rights were acquired through purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of minerals excavated from these properties. For the years ended December 31, 2015 and 2014, no minerals were extracted from these properties. Capitalized cost for mineral rights totaled $3,684 and $24 as of December 31, 2015 and 2014, respectively.

Proven and Probable Reserves

On November 2, 2015, as part of the Balmat Acquisition, the Company acquired mineral reserves valued at $3,165.

“Reserves” are defined by the SEC Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. “Recoverable” reserves mean zinc that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. “Proven (measured) reserves” are defined by Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. “Probable reserves” are defined by Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Our reserve estimates were prepared by Mark Odell, P.E.; Laura Symmes; and Sarah Bull, P.E. of Practical Mining LLC. The report titled Mineral Reserves at the Balmat Mine, St. Lawrence County, New York, dated the 30th day of January, 2016, with an effective date of November 2, 2015, presents summaries based on a technical evaluation by the three professionals. The professionals are specialists in the fields of geology, exploration and mining data management, mineral reserve estimation, and mine engineering.

Reserve classifications were assigned each block based on the distance along the plunge direction from the nearest underground excavation. The quantity or distance from drill composites had no bearing on classification adding a degree of conservatism to the estimates. All reserves are stated as a final salable product.

As of December 31, 2015, our estimate of proven and probable reserves was:

Reserve Class	Tons (000’s)	Zinc %
Proven	152	9.0
Probable	434	9.2
Total	585	9.2

1.	Mineral Reserves have been estimated at a zinc price of $0.92/pound.

2.	Metallurgical recovery for zinc is 96%.

3.	Mine losses of 5% and unplanned mining dilution of 10% have been applied to the designed mine excavations.

4.	Zinc grades and contained zinc metal are run-of-mine estimates before applying metallurgical recoveries.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

NOTE 7– PROPERTY, PLANT AND EQUIPMENT

At December 31, 2015 and 2014, property, plant and equipment consisted of the following:

	December 31, 2015			December 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Buildings	$892	$16	$876	$43	$-	$43
Machinery & Equipment	18,911	231	18,680	18	6	12
Mobile Equipment	4,984	16	4,967	-	-	-
Office Furniture & Equipment	33	4	28	5	2	3
	$24,820	$268	$24,552	$66	$8	$58

Depreciation expense for the year ended December 31, 2015 and 2014 was $260 and $13, respectively.

As part of the Balmat Acquisition (see Note 3), we acquired 2,699 acres of surface rights located within St. Lawrence County in north-central New York. The fair value of this property at acquisition was estimated at $1,855.

NOTE 8 – RELATED PARTY TRANSACTIONS

2014

Joseph Marchal, the Company’s CEO and Executive Chairman, loaned the Company $254 bearing interest at 12% per annum. The balance payable to Mr. Marchal, including accrued interest, was $260 as of December 31, 2014.

As of December 31, 2014, the Company had an outstanding liability to Michael Christiansen, a former officer of the Company. See additional information in Note 9 – Debt.

2015

Mr. Marchal loaned the Company an aggregate of $270 in cash and paid expenses totaling $62 on behalf of the Company at various times during the year ended December 31, 2015. The Company made cash payments to Mr. Marchal during the year totaling $195 and $32, respectively, of principal and interest on these advances. In addition, Mr. Marchal agreed to convert $141 of the amounts lent as part of the Unit Offering that closed on June 30, 2015. See Note 12 – Shareholders’ Equity. Mr. Marchal also agreed to convert the remaining $250 of the amounts loaned as part of the Unit Offering that closed on October 31, 2015. See Note 12 – Shareholders’ Equity for further details related to the offering. On November 10, 2015, Mr. Marchal purchased $275 in convertible notes as further described in Note 9 – Debt. As of December 31, 2015, the Company owed Mr. Marchal $275 in principal and $4 in accrued interest associated with these convertible notes.

Edward Brogan, one of the Company’s Directors, purchased $250 and $750 worth of units in the June 30, 2015 and October 31, 2015 unit offerings, respectively. See Note 12 – Shareholders’ Equity for further details related to each offering. Additionally, on November 10, 2015, Mr. Brogan purchased $600 in convertible notes as further described in Note 9 – Debt. As of December 31, 2015, the Company owed Mr. Brogan $600 in principal and $10 in accrued interest associated with these convertible notes.

Donald Sutherland, one of the Company’s Directors, purchased $200 worth of units in the October 31, 2015 unit offering. See Note 12 – Shareholders’ Equity for further details related to the offering.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

On March 1, 2015, Mark Osterberg, the Company’s President and COO, was issued 50,000 shares as a one-time signing bonus as part of his employment agreement. The value of the shares was estimated at $1.20 per share.

During the year ended December 31 2015, related parties were issued shares of common stock for services rendered. These shares were issued at $1.10 per share. The related party, date of issuance and number of shares are outlined below:

Related Party	Date of Issuance	Number of Shares Issued
Joseph Marchal, CEO and Executive Chairman	May 15, 2015	500,000
Edward Brogan, Director	May 15, 2015	250,000
Donna Moore, Controller and CAO	May 15, 2015	50,000
Doug MacLellan, Director	May 15, 2015	50,000
Donald Sutherland, Director	May 15, 2015	50,000
Mark Osterberg, President and COO	May 15, 2015	50,000
Summit Capital USA, Inc.	May 15, 2015	500,000
Joseph Marchal, CEO and Executive Chairman	October 1, 2015	1,000,000
Edward Brogan, Director	October 1, 2015	1,000,000
Donna Moore, Controller and CAO	October 1, 2015	50,000
Doug MacLellan, Director	October 1, 2015	50,000
Donald Sutherland, Director	October 1, 2015	50,000
TOTAL		3,600,000

On September 30, 2015, the Company issued 5,000 shares of the Company’s Series B preferred stock to Summit Capital USA, Inc., a significant stockholder of the Company (“Summit”), in consideration of (i) the cancellation of $28 of $55 of fees due and payable as of August 31, 2015 by the Company to Summit, and (ii) payment in respect of consulting services, business advisory, operational, Securities and Exchange Commission compliance and litigation support services provided by Summit for the period commencing July 1, 2015 through to and including December 31, 2015.

As of December 31, 2015, the Company had an outstanding liability to Michael Christiansen, a former officer of the Company. See additional information in Note 9 – Debt.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

NOTE 9 –DEBT

Stipulated Agreement Liability – Related Party

The Company entered into an agreement with Michael Christiansen (“Christiansen”), a former officer of the Company on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The Amount Due was agreed to be paid as follows: $11 on or before August 15, 2013; $11 on or before September 15, 2013; $11 on or before October 15, 2013; and the balance in installments of $15 beginning on the earlier of (a) the first day of the month following the date on which the Company receives at least three million dollars of equity funding, or (b) December 31, 2014. The payment of this stipulated agreement is in default. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due. During the year ended December 31, 2014, the Company made payments of $13. At December 31, 2014 and 2015, the remaining liability of $79 is recorded as Stipulated Agreement Liability in the accompanying financial statements.

Notes Payable

On November 2, 2015, the Company issued an $850 promissory note bearing interest at 8% per annum as part of the Balmat Acquisition (see Note 3), of which $750 was payable within ten days of issuance with the remaining $100 to be paid no later than November 2, 2016, or such earlier date as the Company has completed a transaction resulting in cash proceeds of at least $6,000. As of December 31, 2015, the Company had not paid any part of this promissory note and had recorded $11 of accrued interest associated with this note.

On November 2, 2015, the Company issued a $540 promissory note bearing interest at 8% per annum for payment of legal fees relating to the Balmat Acquisition. The Company is obligated to pay $50 per month for ten consecutive months with a final payment of $40 plus accrued interest due on the 15th day of the eleventh month. As of December 31, 2015, the Company had paid $100 of this loan and had recorded $6 of accrued interest associated with this note.

There was no issuance costs incurred related to these notes.

Notes Payable – Related Party

On November 10, 2015, the Company sold a total of 87.5 units to the CEO and Executive Chairman and a Director in a private offering. Each unit consisted of:

(i) one convertible note in the principal amount of $10 per unit that bears simple interest at the rate of 10% per annum and is payable by the Company on a lump sum basis with respect to principal and interest on or before October 31, 2016, unless earlier repaid at the sole option of the Company or converted into common stock at a conversion price of $1.00 per share;

(ii) 5,000 shares of the Company’s common stock; and

(iii) a warrant to purchase 5,000 shares of the Company’s common stock at $2.00 per share for a period of three years from the date of issuance.

Therefore, the aggregate total of all notes issued was $875. The Company issued a total of 437,500 common shares and warrants to purchase a total of 437,500 common shares. As equity treatment was determined appropriate for the common stock and warrants issued with the convertible notes, the proceeds were allocated based on relative fair values. The fair value of the common stock issuance of 437,500 shares was estimated at $127, or $0.29 per share as estimated by independent valuation experts as part of the purchase price valuation performed for the Balmat Acquisition. The fair value of the warrants was estimated at $21 using a Black-Scholes model with inputs including a market price of the Company’s common shares of $0.29 per share, an exercise price of $1.00, a two-year term, volatility of 70%, a risk-free rate of 0.75% and no assumed dividends.

Based on the relative fair values, initial note principal and note discount of $875 and $126, respectively, were recorded. As of December 31, 2015, the Company had recorded $21 in accretion of the note discount and $14 of accrued interest associated with these related party notes. The effective interest rate of the notes is 24.5%.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

Purchase Price Obligation – Balmat Acquisition

As is described in detail in Note 3, the Company is able to satisfy the remaining amount owed to HudBay related to the Balmat Acquisition in one of three ways (the purchase price obligation) where:

●	the estimated fair value of this purchase price obligation of $12,431 was determined using a discounted cash flow model, with future cash flows estimated based upon probability-weighted scenarios of payments under the three repayment options;

●	the current portion of this purchase price obligation of $500 reflects the Company’s plan to resume production at the Balmat Mine within the next 12-months; and

●	because of the repayment options available to the Company and the fact that the Company has not yet selected one of these repayment options, we are not able to say with certainty when the long-term portions of this purchase price obligation will be paid.

Notwithstanding the above, if any portion of the purchase price obligation has not been paid within 48 months of the closing date (or 54 months of the closing date if we have not elected one of the options) then the entire unpaid balance is immediately due and payable to Hudbay no later than November 2, 2019 or May 2, 2020, respectively.

NOTE 10 – INCOME TAXES

The provision for income taxes consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Current taxes	$-	$-
Deferred Tax Benefit	(5,288)	(180)
Benefits of Operating Loss Carryforwards	5,288	180
Actual provision	$-	$-

Any deferred tax asset has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company cannot predict when or if it will have taxable income in the future.

	December 31, 2015	December 31, 2014

DEFERRED TAX ASSETS
Current	$-	$-
Noncurrent	-	-
Net operating losses	6,375	573
Total Deferred Tax Assets	6,375	573
DEFERRED TAX LIABILITIES
Current	-	-
Noncurrent	(4,798)	(14)
Valuation Allowance	(1,577)	(559)
Net Deferred Taxes	$-	$-

The Company’s provision for income taxes was $0 for the year ended December 31, 2015 since the Company incurred net operating losses that have a full valuation allowance through December 31, 2015. The Company’s net federal operating loss carry forward of approximately $16,348 begins to expire in 2031.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

Operating Losses
Expires	Amount
2031	$67
2032	225
2033	1,815
2034	681
2035	13,560
Total	$16,348

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $16,348. The total valuation allowance is equal to the total deferred tax asset of $6,375, less the total deferred tax liability of $4,798, resulting in an increase of $5,288 from the year ended December 31, 2014.

A reconciliation between income taxes at statutory tax rates (39%) and the actual income tax provision for continuing operations as of December 31, 2015 and 2014 follows:

	December 31, 2015	December 31, 2014

Expected provision (based on statutory rate)	$(2,612)	$(1,621)
Effect of:
Increase in valuation allowance	5,288	180
Non-deductible expenses	(2,676)	1,441
Actual provision	$-	$-

The Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had income from operations and has deferred items consisting entirely of unused net operating losses as disclosed above. Since it is unknown whether this net operating loss will ever produce a tax benefit, or if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2015 and 2014, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2015 and 2014 related to unrecognized benefits.

The Company has not yet filed its U.S. federal income tax return for the year ended December 31, 2015 but has filed an extension. With the extension, our U.S. federal return will be due on or before September 15, 2016. The tax years ended December 31, 2015 and 2014 are open for examination for federal income tax purposes as well as other taxing jurisdictions to which we are subject.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Royalty Payments

On a portion of the Balmat Mine’s mineral leases, the Company is subject to royalty payments of up to 4% of the net smelter return on ores mined from these properties.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

Potential environmental contingency

Our exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Company conducts its operations so as to protect public health and the environment and believes its operations are materially in compliance with all applicable laws and regulations. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

Legal Matters

In connection with our litigation involving Michael Stanford in which the Fifth District Court of Beaver County (Civil Case No. 140500023) awarded us a judgment against Mr. Stanford as previously disclosed, the court issued a further order on February 2, 2015 authorizing us to cancel 910,000 shares of our common stock previously issued to Mr. Stanford. This cancellation of shares was in addition the 25,000,000 shares that Mr. Stanford returned to the Company and were cancelled by us on September 22, 2014. The 910,000 shares were cancelled on February 2, 2015.

We are evaluating what future legal proceedings we may pursue in order to collect money damages of approximately $23,495 awarded to us pursuant to the judgment. Our ability to collect any further amounts on the judgment is, however, inherently unpredictable and is subject to significant uncertainties and, therefore, determining the likelihood of a recovery and/or the measurement of any recovery is complex. Consequently, we are unable to estimate the range of reasonably possible further recovery. Our assessment is based on estimates and assumptions deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

Other than as set forth above, we are not presently a party to any material litigation nor to the knowledge of management is any litigation threatened against us that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock

On February 2, 2015, the Company cancelled 910,000 shares of common stock previously issued to Michael Stanford pursuant to a court order issued in connection with the Company’s lawsuit against Mr. Stanford. These shares were valued at par value $0.001. See Note 11 – Legal Matters.

On March 1, 2015, the Company issued 50,000 shares of common stock pursuant to the employment agreement with Mark Osterberg, the Company’s President and COO. These shares were valued at $1.20 per share.

On March 17, 2015, the Company issued 114,000 shares of its common stock in exchange for payment of $21 and a mutual release of a claim by an investor. The investor claimed to have purchased and paid for 32,000 shares of the Company’s unregistered common stock in November 2013, but did not receive the shares purchased.

On May 15, 2015, the Company issued 1,550,000 shares of its common stock to related parties for services rendered and to be rendered during the six months ended June 30, 2015. These shares were valued at $1.10 per share. See Note 8 – Related Party Transactions.

On June 30, 2015, the Company issued 310,000 shares of its common stock in exchange for equity investments totaling $105.

On June 30, 2015, the Company issued 2,280,000 shares of its common stock as part of the June 30, 2015 Unit Offering, described in further detail below.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

On July 28, 2015, the Company issued 110,000 shares of its common stock to a related party as part of the June 30, 2015 Unit Offering, described in further detail below. See Note 8 – Related Party Transactions.

On September 30, 2015, the Company issued 2,150,000 shares of its common stock to related parties for services rendered and to be rendered during the year ended December 31, 2015. The shares were valued at $1.10 per share. See Note 8 – Related Party Transactions.

On September 30, 2015, the Company issued 100,000 shares of its common stock to unrelated parties for services rendered and to be rendered during the year ended December 31, 2015. The shares were valued at $1.10 per share.

On September 30, 2015, the Company issued 500,000 shares of its common stock to an unrelated party as a good-faith, partial payment for the Balmat Acquisition. The shares were valued at $0.29 per share. See Note 3.

On October 28, 2015, the Company issued the remaining 50,000 shares of its common stock to an unrelated party as payment for the Balmat Acquisition. The shares were valued at $0.29 per share. See Note 3.

On October 31, 2015, the Company issued 3,130,000 shares of its common stock as part of the Series C Preferred Offering discussed below for total funds received of $1,315 and $250 of related party note payable cancellation. See Note 8 – Related Party Transactions.

On November 2, 2015, the Company issued 10,000,000 shares of its common stock as partial consideration of the Balmat Acquisition. The shares were issued at $0.29 per share.

On November 10, 2015, the Company issued 437,500 shares of its common stock as part of a convertible note offering with two related parties. See Note 7 for related party details and Note 9 – Notes Payable – Related Party.

On December 22, 2015, the Company issued 110,000 shares of its common stock for payment received of $55 that was part of the June 30, 2015 Unit Offering, described in further detail below.

Series B Preferred Stock

On September 30, 2015, the Company filed with the Secretary of State of Nevada a certificate of designation of preferences, rights and limitations creating the Company’s Series B preferred stock and designating the rights and preferences of the Series B preferred stock (the “Series B Certificate of Designation”). The Series B Certificate of Designation authorized the issuance of up to 100,000 shares of Series B preferred stock with a par value of $0.001 per share. Holders of the Series B preferred stock are entitled to one hundred votes per share on matters submitted to a vote of the Company’s stockholders.

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

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

Subject to the terms of the Series B Certificate of Designation, the Series B preferred stock is convertible, at any time after six months after the date of issuance into that number of shares of common stock determined by multiplying the number of shares of Series B preferred stock by one hundred, subject to adjustment as provided in the Series B Certificate of Designation. The Company will not affect any conversion of Series B preferred stock, and the holder of Series B preferred stock will not have the right to convert any portion of the Series B preferred stock, to the extent that, after giving effect to the conversion, the holder and its affiliates and any person acting as a group with the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

On September 30, 2015, the Company issued 5,000 shares of its Series B preferred stock to an unrelated party for services rendered and to be rendered during the year ended December 31, 2015, for a value of $550. Each share of the Series B preferred stock was valued at $1.10 per share to reflect the value of the 500,000 shares of common stock issuable upon conversion of the Series B preferred stock.

Series C Preferred Stock

On September 30, 2015, the Company filed with the Secretary of State of Nevada a certificate of designation of preferences, rights and limitations creating the Company’s Series C preferred stock and designating the rights and preferences of the Series C preferred stock (the “Series C Certificate of Designation”). The Series C Certificate of Designation authorized the issuance of up to 5,000,000 shares of Series C preferred stock with par value of $0.001 per share, with a stated value equal to $.50 per share, subject to increase as set forth in the Series C Certificate of Designation.

Holders of the Series C preferred stock are entitled to ten votes per share on matters submitted to a vote of the Company’s stockholders.

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

Subject to the terms of the Series C Certificate of Designation, the Series C preferred stock is convertible, at any time after six months after the date of issuance into that number of shares of common stock determined by multiplying the number of shares of Series C preferred stock by one-half, subject to adjustment as provided in the Series C Certificate of Designation. The Company will not affect any conversion of Series C preferred stock, and the holder of Series C preferred stock will not have the right to convert any portion of the Series C preferred stock, to the extent that, after giving effect to the conversion, the holder and its affiliates and any person acting as a group with the holder or any of its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

October 31, 2015 Series C Preferred Offering

On October 31, 2015, the Company issued 3,130,000 shares of Series C Preferred Stock as part of its Series C Preferred Offering for total funds of $1,315 and $250 of related party note payable cancellation. See Note 8 – Related Party Transactions.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

Unit Offerings

June 30, 2015 Offering

On June 30, 2015, the Company completed its offering of 1,000 units (the “Units”) of its common stock and warrants at a price of $1 per Unit for an aggregate offering amount of $1,000. To cover an over-allotment in this offering, we sold an additional 250 Units for an additional aggregate offering amount of $250 bringing the total amount sold in this offering to $1,250. The Units were sold to thirteen accredited investors, one of whom included our CEO and Executive Chairman, who purchased 141 Units by converting $141 previously loaned to the Company. Each Unit consisted of 2,000 shares of common stock together with callable common stock purchase warrants entitling the holder thereof to purchase 2,000 shares of common stock at an exercise price of $1.00 per share for a period of three years from the date of acquisition, unless earlier called by the Company in the event the common stock trades at or above three dollars ($3.00) per share for a period exceeding ten (10) consecutive trading days (the “Warrant”). The Company elected to sell to an unrelated party 110 Units in this offering for a promissory note in the principal amount of $110 due July 10, 2015. The note accrued interest at the rate of 5% per annum. At the closing of this offering, the Company issued an aggregate of 2,280,000 shares of common stock and warrants to purchase 2,280,000 shares of common stock. Including the receipt of the $110 from the promissory note, the offering totaled $1,250.

On July 28, 2015, the Company agreed to issue 55 Units to an unrelated party and to extend the payment terms of the remaining $55 for an additional 55 units as part of the $110 promissory note it received from that party in connection with the Company’s offering of its Units discussed above. By December 31, 2015, the promissory note was paid and 110,000 shares were issued for the $55 received. In addition, on July 28, 2015, the Company agreed to sell the remaining 55 Units from this offering to its CEO and Executive Chairman who converted $55 of principal amount of his previous loan to the Company. The 110,000 shares and warrants associated with the purchase of these 55 units were issued in July, 2015.

October 31, 2015 Offering

On October 31, 2015, the Company completed its offering of 3,130 units (the “October Units”) of its common stock, Series C Preferred stock and Series A and Series B warrants at a price of $0.50 per Unit. The proceeds from the offering totaled $1,565, which included $250 from our CEO and Executive Chairman who purchased 500 Units by converting amounts previously loaned to the Company. The October Units were sold to nine accredited investors. Each October Unit consisted of one share of the Company’s Series C Preferred Stock, one share of the Company’s common stock, one Series A common stock warrant entitling the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.75 per share for a period of two years, and one Series B common stock warrant entitling the holder to purchase one share of the Company’s common stock at an exercise price of $1.50 per share for a period of three years. In total, the Company issued 3,130,000 shares of common stock and 3,130,000 shares of the Company’s Series C Preferred Stock. The Series A warrants were valued at $123 and the Series B warrants were valued at $93. See further details on the warrants’ fair value calculations below.

November 10, 2015 Offering

On November 10, 2015, the Company completed an offering totaling $875 to two related parties. See details of the offering at Note 9 – Debt.

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

Stock Options

On March 1, 2015, as part of an employment agreement, the Company granted an option to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.50 per share. The option vested as follows: 50,000 shares upon execution of the employment agreement; 50,000 shares each on March 31, 2015; June 30, 2015; September 30, 2015; and December 31, 2015. On the grant date, the Company estimated the fair value of the grant using the Black Scholes option pricing model using the closing price of our common shares on the grant date as quoted on the stock exchange where the majority of our trading volume and value of the shares occurs, assuming a maturity of 2.7 years, 0.896% risk free rate and an 88.83% volatility.

The stock-based compensation cost recognized in our consolidated statements of operations for the years ended December 31, 2015 and 2014 was $213 and $0, respectively, and is included within Compensation in the consolidated statements of operations. As of December 31, 2015, there was no unrecognized compensation cost related to unvested stock options, as all outstanding options were fully vested. No options were exercised during the years ended December 31, 2015 and 2014. At December 31, 2015, there was $40 in aggregate intrinsic value of outstanding and exercisable stock options, using an assumed value $0.66 per share of our common stock.

The following is a summary of the status of the Company’s stock options as of the year ended December 31, 2015 and 2014 and changes through the periods ended on those dates:

	For the years ended December 31,
	2015		2014
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	-	$-	-	$-

Granted	250,000	0.50	-	-
Exercised	-	-	-	-
Cancelled/Expired	-	-	-	-

Outstanding, end of period	250,000	$0.50	-	$-

Exercisable, end of period	250,000	$0.50	-	$-

Weighted-average fair value per share of options granted during period	$0.85		$-

Warrants

The Company issued warrants, each exercisable for one of the Company’s common shares, to investors in connection with offerings of the Company that closed on June 30, 2015; October 31, 2015; and November 2, 2015. The exercise price and exercise period are outlined below:

	Total Warrants	Exercise Price	Expiration Date
June 30, 2015 Offering	2,500,000	$1.00	6/30/2018
October 31, 2015 Offering - Series A Warrants	3,130,000	$0.75	10/31/2017
October 31, 2015 Offering - Series B Warrants	3,130,000	$1.50	10/31/2018
November 10, 2015 Offering	437,500	$2.00	11/10/2018
	9,197,500

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

The fair value of the warrants issued during the year ended December 31, 2015 was estimated using a Black-Scholes model with significant inputs including:

Risk-free interest rate	0.75%-0.896%
Expected volatility	70.0%-88.83%
Expected dividend yield	0
Expected term in years	2.0 – 3.0
Estimated forfeiture rate	0

Based on the above inputs, the value of these warrants was estimated at $234 See Note 9 – Notes Payable – Related Party for details related to valuation and accounting for the warrants issued as part of the November 10, 2015 Offering.

The following table summarizes our warrant activity for the years ended December 31, 2015 and 2014:

	For the year ended December 31, 2015		For the year ended December 31, 2014
	Number of Warrants	Weighted- Average Exercise Price (USD$)	Number of Warrants	Weighted- Average Exercise Price (USD$)
Outstanding, beginning of period	-	$-	-	$-

Granted	9,197,500	1.13	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, end of period	9,197,500	$1.13	-	$-

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended December 31, 2015 and 2014:

	For the year ended December 31, 2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Total Revenue	$-	$-	$-	$-
Net Loss	(2,727)	(1,752)	(1,776)	(441)
Basic and Diluted Loss Per Share	(0.08)	(0.08)	(0.10)	(0.03)

	For the year ended December 31, 2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Total Revenue	$-	$-	$-	$-
Net Loss	(2,618)	(433)	(364)	(742)
Basic and Diluted Loss Per Share	(0.17)	(0.01)	(0.01)	(0.02)

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands, except share amounts)

NOTE 14 – SUBSEQUENT EVENTS

On January 1, 2016, the Company entered into a six-month consulting agreement for services relating to shareholder information and public relations. As compensation for these services, the consulting firm was issued 200,000 shares of the Company’s common stock valued at $0.66 per share.

On February 24, 2016, the Company entered into a six-month consulting agreement for services relating to management consulting and business advisory. As compensation for these services, the consulting firm was issued 150,000 shares of the Company’s common stock valued at $0.51 per share.

On March 17, 2016, the Company closed a $500 bridge loan with the Development Authority of North Country, bearing interest at 2.25%. The loan is secured by an assignment of mineral and mining rights and by certain pieces of equipment at our Balmat Mine. Net proceeds received after fees were $492.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 27, 2016 (the “Resignation Date”), the Company was notified by our independent auditors, HJ & Associates, LLC (“HJ”), that as a result of the sale of HJ’s assets to Haynie & Company of Salt Lake City, UT (“Haynie”), HJ had resigned as our independent registered public accounting firm. As a result of such resignation, on January 27, 2016, we engaged Haynie, as our new independent registered public accounting firm by way of the unanimous written resolution of our board of directors on the same date.

The report of HJ on the Company’s consolidated financial statements for the fiscal year ended December 31, 2014, did not contain an adverse or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except that the report raised substantial doubts on our ability to continue as a going concern as a result of the Company’s recurring losses from operations and working capital deficit.

During the most recent fiscal year and through the Resignation Date, there were (i) no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of HJ, would have caused HJ to make reference thereto in their report on the consolidated financial statements for that year, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the most recent fiscal years and through the Resignation Date, the Company had not consulted with Haynie regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Haynie concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2015. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company, including consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported in accordance with applicable time periods specified by the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2015, our internal controls over financial reporting were effective based on those criteria. The following factors were considered in reaching this conclusion:

●	On November 1, 2015, Mr. Rich became our Chief Financial Officer and Vice President of Finance and Ms. Donna Moore, our Company’s former interim Chief Financial Officer, assumed the role of Controller and Chief Accounting Officer. The addition of Mr. Rich to our Company and the further separation of duties enabled us to improve our system of internal controls over financial reporting, disclosure controls and procedures and have remediated the control deficiencies that were previously reported by us in our reports filed with the SEC.

Pursuant to SEC rules that permit the Company to provide only management’s attestation on internal control in this Annual Report, this Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control

Other than the changes discussed above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of each of our executive officers and directors.

Name	Age	Positions and Offices Held
Joseph Marchal	54	Executive Chairman and Chief Executive Officer
Mark Osterberg	59	President and Chief Operating Officer
Wayne Rich	51	Chief Financial Officer and Vice President of Finance
Douglas MacLellan	59	Director
Edward Brogan	57	Director
Donald Sutherland	64	Director

The directors named above will serve until the first annual meeting of our stockholders or until his respective successor has been appointed and duly qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. Other than the arrangement described below with the Aviano Financial Group, LLC (“Aviano”), there is no arrangement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Pursuant to the terms of the Northern Zinc Purchase Agreement, we agreed to appoint two members to our Board of directors designated by Aviano for a period of three years from the transaction closing date of November 2, 2015. Aviano has since nominated Mr. Donald Taylor to the Company’s Board and Mr. Taylor’s appointment as a director will become effective upon completion of an amendment to our bylaws permitting an increase in the size of the Board which we are in the process of completing. At this time, Aviano has not exercised its right to appoint a second member to our Board although they could do so at any time.

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

Wayne Rich. Following the November 2, 2015 acquisition of Northern Zinc, Mr. Rich was appointed as our Chief Financial Officer effective as of November 13th, 2015. Mr. Rich served as Chief Financial Officer of Northern Zinc from July 2014 until our acquisition of Northern Zinc and as Chief Financial Officer and Vice President of Finance of Prospect Global Resources, Inc. (“Prospect”), a publicly traded mining company, from September 2011 until December 2012 and from January 2013 until May 2014 as Prospect’s Senior Vice President Accounting and Treasury. Mr. Rich served as Treasurer and Director of Corporate Finance at Thompson Creek Metals Inc., a publicly traded metals and mining company, from October 2008 until September 2011. Prior to that he served in several capacities at The Doe Run Resources Corporation, an integrated mining and metals manufacturing company, from August 1998 to October 2008, including as Treasurer from April 2007 to October 2008, and Assistant Treasurer from July 2004 to April 2007. Mr. Rich holds a Master’s in Business Administration from Illinois State University and a Bachelor’s of Science in Accountancy from Eastern Illinois University.

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

Edward Brogan. Mr. Brogan has served as a member of our Board of Directors since May, 2014. He is an entrepreneur and investor with significant experience in the field of international corporate finance. Mr. Brogan was the Senior Advisor and director of Japan Advisory, a Japanese financial advisory company, since he founded the company in 2000 until 2013. In addition, since 2004 Mr. Brogan has been an investor and manager of real estate projects in the development stage and currently owns and leases multiple residential real estate properties in Singapore. Mr. Brogan has also been an investor in a variety of private equity transactions since 2000. From 1998 to 2000, Mr. Brogan was a managing director of Tiger Management LLC, where he concentrated on regional equity investment opportunities, and was primarily responsible for the generation of long and short equity recommendations in publicly traded Japanese companies. From 1990 to 1998, Mr. Brogan worked as a sell-side financial analyst covering a range of Japanese industries, including the auto industry as a director at Salomon Smith Barney, where he was ranked by U.K. and U.S. clients in both the Institutional Investor (1997 All-Japan Research Team Poll) and Greenwich Analyst surveys in 1996 and 1997, from 1996 to 1998 at Jardine Fleming’s Tokyo office where he focused on auto industry research, the Japanese game sector and software companies as a special situations analyst at Smith Barney. Prior to that, Mr. Brogan focused on Japanese small cap stocks at Marusan Securities in Tokyo. Mr. Brogan received a Bachelor of Arts degree (Summa cum laude) from Queens College of the City University of New York and a Master’s Degree in Philology from the Harvard Graduate School of Arts and Sciences in Cambridge, MA.

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

Committees of our Board of Directors

We have established an Audit and Compensation Committee but have not established a Nominating Committee or any committee performing a similar function.

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

Board Oversight in Risk Management

Our Chief Executive Officer, who is our principal executive officer, also serves as Chairman of the Board of Directors and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our Company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our Company faces. Because our Board includes a member of our management, this individual is responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2015 with the exception of Mr. Marchal who filed two reports on Form 4 late covering 2 transactions, Mr. Brogan who filed one report on Form 4 and one report on Form 4/A late covering 5 transactions, Mr. Osterberg who filed two reports on Form 4 and Form 4/A late covering 2 transactions, Summit Capital USA, Inc. that filed three reports on Form 4 and one report on Form 4/A late covering 8 transactions, Mr. Sutherland who filed one report on Form 4 and a Form 3 late covering 4 transactions, Mr. Rich who filed a report on Form 3 late and Aviano Financial Group, LLC that has not filed a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2015, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2015 whose compensation exceeds $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015. Compensation information is shown for the fiscal years ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Marchal, President and Chief	2014	$-	$-	$660	$-	$-	$-	$-	$660
Operating Officer (1)	2015	$-	$-	$1,650	$-	$-	$-	$-	$1,650

Wayne Rich, Chief Financial	2014	$-	$-	$-	$-	$-	$-	$-	$-
Officer (2)	2015	$20	$-	$-	$-	$-	$-	$-	$20

Mark Osterberg, President	2014	$-	$-	$-	$-	$-	$-	$-	$-
and Chief Operating Officer (3)	2015	$100	$-	$115	$250	$-	$-	$-	$465

(1) Mr. Marchal was appointed as our Chief Executive Officer on May 27, 2014. On March 1, 2015, he was appointed Chief Executive Officer and ceased to serve as our President and Chief Operating Officer.

(2) Mr. Rich was appointed Chief Financial Officer on November 13, 2015.

(3) Mr. Osterberg was appointed President and Chief Operating Officer on March 1, 2015.

Employment Agreements

Joseph Marchal, Chief Executive Officer and Chairman of the Board of Directors.

We have no employment agreement with Mr. Marchal.

Wayne Rich, Chief Financial Officer and Vice President of Finance

On November 1, 2015, Mr. Rich entered into an employment agreement with the Company to become our Chief Financial Officer and Vice President of Finance on or before November 13, 2015. Pursuant to his employment agreement, Mr. Rich is to receive a base salary of not less than $120,000 per year for the first three months of his employment with Mr. Rich’s base salary being increased to an annual rate competitive with that paid other CFOs of comparably sized companies in the mining industry following this initial three month period or as soon as the Company has raised sufficient funds as reasonably determined by the Company’s Board of Directors.

Mr. Rich is also eligible for an annual bonus and grants of equity or other long-term incentive compensation as determined by the Company’s Board of Directors in its reasonable discretion and on the same basis as other senior executives of the Company as well as four weeks of paid vacation per year, three of which can be carried over to the following fiscal year. In addition, Mr. Rich is eligible to participate in all pension, retirement, savings and other employee benefit plans and programs maintained from time to time by the Company for the benefit of its senior executives.

Mr. Rich’s employment with the Company is on an at-will basis. If terminated by the Company for any reason other than Cause (as hereinafter defined), including a Change of Control (as hereinafter defined), or if terminated by Mr. Rich for Good Reason (as hereinafter defined), Mr. Rich would be entitled to severance in an amount equal to 12-months of his base salary, payable in accordance with the Company’s normal payroll practice, accrued vacation, and the reimbursement of any expenses incurred but not yet paid. In addition, Mr. Rich would also be entitled to reimbursement from the Company for any COBRA payments made by him during the 12-month period following his termination by the Company for any reason other than Cause or for a termination initiated by Mr. Rich for Good Reason.

For purposes of Mr. Rich’s employment agreement:

●	Cause means: (i) the executive’s conviction by a court of competent jurisdiction or entry by the executive of a plea to such crime, (ii) the executive’s commission of a crime involving fraud or intentional dishonesty, which results in executive’s substantial personal enrichment and material adverse effect to the Company, (iii) the executive becoming subject to any securities related sanctions related to the Company other than those based on an act of the Company itself for which the executive is charged solely as a result of his position with the Company, (iv) willful and continued to failure to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to a disability) after a demand in writing delivered by the Board of Directors or (v) repeated and willful failure to follow the written directives of the Board of Directors in connection with his employment.

●	Change of Control means the occurrence of any of the following: (i) by a transaction or series of transactions any “person” or “group” becomes the “beneficial owner” directly or indirectly of more than 35% of the combined voting power of the Company’s then outstanding securities; (ii) as a result of any merger, consolidation, combination or sale or issuance of securities of the Company or as a result of or in connection with a contested election of directors, the persons who were directors of the Company cease to constitute a majority of the Board of Directors of the Company or (iii) by a transaction or series of transactions, the authority of the Board over any activities of the Company becomes subject to the consent, agreement or cooperation of a third party other than shareholders of the Company.

●	Good Reason means: (i) a substantial diminution in the executive’s title, duties or responsibilities; (ii) any direction or requirement that the executive engage in conduct that could reasonably be construed to violate local, state or federal law; (iii) a reduction in executive’s base salary or the failure to pay the base salary in a timely manner; (iv) the Company’ material breach of any provision executive’s employment agreement or any other agreement between the Company and the executive or (v) the Company requiring the executive to be based somewhere other than the Denver, Colorado metropolitan area.

Mark Osterberg, President and Chief Operating Officer

Effective as of March 1, 2015, the Board of Directors appointed Mr. Mark Osterberg President and Chief Operating Officer. On that date, Mr. Osterberg entered into an employment agreement with the Company calling for an annual salary of $120,000 and annual bonuses of one-half percent of our gross sales, up to a maximum of 25% of Mr. Osterberg’s salary. In addition, Mr. Osterberg received a one-time signing bonus of 50,000 shares of our common stock and was granted an option to purchase 250,000 shares of our common stock with an exercise price of $0.50 per share. The option vested as follows: 50,000 shares upon execution of the employment agreement; 50,000 shares each on March 31, 2015; June 30, 2015; September 30, 2015; and December 31, 2015. Mr. Osterberg is eligible to participate in our standard benefit programs for senior management.

Our employment agreement with Mr. Osterberg continues until terminated by either party in accordance with the terms of the employment agreement. If Mr. Osterberg were to terminate his employment for Good Reason (as hereinafter defined), he would continue to receive his salary and incentive compensation for a period for two years. For purposes of Mr. Osterberg’s employment agreement, “Good Reason” means (i) the assignment of duties inconsistent with the position of President and Chief Operating Officer; (ii) a non-consensual, significant and substantial reduction in compensation and benefits (except in the case of an equal reduction in salaries for all senior executives because of the financial condition of the Company); or (iii) the failure by us to obtain from any successor, an agreement to assume and perform Mr. Osterberg’s employment agreement. Should Mr. Osterberg resign without Good Reason, he would be entitled to receive salary and incentive compensation only through the date of his resignation.

Should Mr. Osterberg’s employment be terminated due to Mr. Osterberg’s inability to perform his duties, Mr. Osterberg would receive incentive compensation for 30 days after his incapacity and salary for 30 days, plus one month. Should Mr. Osterberg die, his estate would be entitled to receive his (i) incentive compensation through the end of the then-current month and (ii) salary for three months following his death.

If Mr. Osterberg’s employment agreement were to be terminated by the Company for Cause (as hereinafter defined), Mr. Osterberg would only be entitled to receive his salary and incentive compensation through the date of his termination. For purposes of Mr. Osterberg’s employment agreement, “Cause” means: (i) any act of dishonesty or fraud with respect to the Company as reasonably determined by the Board of Directors; (ii) Mr. Osterberg’s conviction of a felony or any crime involving moral turpitude or (iii) any other criminal act reasonably determined by the Board of Directors to be causing harm to our standing and reputation; (iv) Mr. Osterberg’s continued failure to perform his duties after 10 days’ written notice thereof, or (v) the actual conduct of negligence or misconduct by Mr. Osterberg with respect to our Company, as reasonably determined by the Board of Directors.

Should the Company terminate Mr. Osterberg’s employment agreement without Cause, Mr. Osterberg would be entitled to receive incentive compensation and salary for a period of one month.

In the event of a Change of Control (as hereinafter defined), Mr. Osterberg would receive incentive compensation and a lump sum payment of two months’ of his salary. For purposes of the employment agreement, “Change in Control” means: (i) a merger or consolidation in which securities possessing more than 75% of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction in a transaction approved by our stockholders, or the sale, transfer, or other disposition of more than 75% of the total combined voting power of our outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction; or (ii) the sale, transfer or other disposition of all or substantially all of our assets in complete liquidation or dissolution of the Company other than in connection with a transaction described in clause (i) above, and other than in connection with a bankruptcy petition by us.

In connection with entry into the employment agreement, Mr. Osterberg also executed a non-disclosure and invention and copyright assignment agreement.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joseph Marchal	-	-	-	-	-	-	-	-	-
Wayne Rich	-	-	-	-	-	-	-	-	-
Mark Osterberg	250,000	-	-	$.50	03/01/2020	-	-	-	-

Discussion of Director Compensation

During the year ended December 31, 2015, the Company issued 1,450,000 shares of common stock to directors as fees for their services. These shares were issued at $1.10 per share. The director, date of issuance and number of shares are outlined below:

Related Party	Date of Issuance	Number of Shares Issued
Edward Brogan, Director	May 16, 2015	250,000
Doug MacLellan, Director	May 16, 2015	50,000
Donald Sutherland, Director	May 16, 2015	50,000
Edward Brogan, Director	October 1, 2015	1,000,000
Doug MacLellan, Director	October 1, 2015	50,000
Donald Sutherland, Director	October 1, 2015	50,000
TOTAL		1,450,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us, as of April 1, 2016, relating to the beneficial ownership of shares of the Company’s common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

●	each director;

●	each executive officer; and

●	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner, but not those held by any other person, and which are exercisable within 60 days, have been exercised or converted.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock and preferred stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Star Mountain Resources, Inc., 8307 Shaffer Parkway, Suite 102, Littleton, Colorado 80127.

Series C Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Joseph Marchal, Chief Executive Officer, Chairman and Director(3)	500,000	15.97%
Mark Osterberg, President and Chief Operating Officer	-	-
Wayne Rich, Chief Financial Officer and Vice President of Finance	-	-
Edward Brogan, Director(2)	1,500,000	47.92%
Douglas MacLellan, Director	-	-
Donald Sutherland, Director(3)	400,000	12.78%
Total Held by Officers and Directors of Each Class (6 persons):	2,400,000	76.68%

(1) Calculated on the basis of 3,130,000 issued and outstanding shares of Series C Preferred Stock as of April 1, 2016. Holders of our Series C Preferred stock are entitled to 10 votes per share.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Joseph Marchal, Chief Executive Officer, Chairman and Director(2)	13,841,861	30.66%
Mark Osterberg, President and Chief Operating Officer	100,000	0.26%
Wayne Rich, Chief Financial Officer and Vice President of Finance(3)	-	-
Edward Brogan, Director(4)	24,194,500	42.26%
Douglas MacLellan, Director	175,000	0.46%
Donald Sutherland, Director(5)	5,729,666	13.59%
Total Held by Officers and Directors of Each Class (6 persons):	44,041,027	64.48%

Five Percent Shareholders
Aviano Financial Group, LLC(6)	10,000,000	26.21%
Gregg C.E. Johnson (7)	4,068,652	10.53%

(1) Includes, where applicable, shares of common stock issuable upon the exercise of stock options and warrants and the conversion of debt held by such person that may be exercised within 60 days after April 1, 2016. Also gives effect to the Series C Preferred Stock (see preceding table). Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

(2) The number of shares beneficially owned by Mr. Marchal includes 6,847,361 shares of common stock currently outstanding and owned directly by Mr. Marchal, 1,419,500 shares of common stock issuable upon exercise of warrants exercisable at prices ranging from $0.75 to $2.00 per share which expire in 2017 and 2018, 575,000 shares of common stock issuable upon conversion of convertible debt due October 31, 2016 at a conversion price of $1.00 per share and 5,000,000 votes by virtue of his ownership of 500,000 shares of Series C Preferred stock that have 10 votes per share.

(3) The number of shares beneficially owned by Mr. Rich excludes 10,000,000 shares owned by Aviano Financial Group, LLC (“Aviano”) in which Mr. Rich owns a non-controlling interest. Mr. Rich disclaims beneficial ownership of our common stock owned by Aviano except to the extent of his pecuniary interest in this entity.

(4) The number of shares beneficially owned by Mr. Brogan includes 5,094,500 shares of common stock presently outstanding and owned directly by Mr. Brogan, 3,800,000 shares of common stock issuable upon exercise of warrants exercisable at prices ranging from $0.75 to $2.00 per share which expire in 2017 and 2018, 300,000 shares of common stock issuable upon conversion of convertible debt due October 31, 2016 at a conversion price of $1.00 per share and 15,000,000 votes by virtue of his ownership of 1,500,000 shares of Series C Preferred stock that have 10 votes per share.

(5) The number of shares beneficially owned by Mr. Sutherland includes 1,729,666 shares of common stock presently outstanding and owned directly by Mr. Sutherland and voting rights to 4,000,000 votes by virtue of his ownership of 400,000 shares of Series C Preferred stock that have 10 votes per share.

(6) Aviano’s address is 1801 Broadway Street, Suite 800, Denver, Colorado 80202.

(7) The number of shares beneficially owned by Mr. Johnson includes 495,868 shares of common stock presently outstanding and owned directly by Mr. Johnson, 3,072,784 shares of common stock presently outstanding and owned by Summit Capital USA, Inc. (“Summit Capital”) and voting rights to 500,000 votes by virtue of his ownership of 5,000 shares of Series B Preferred stock that have 100 votes per share as Mr. Johnson owns, directly or indirectly, a 75% interest in Summit Capital and has voting and dispositive control over the securities held by Summit Capital. Mr. Johnson disclaims beneficial ownership of our common stock owned by Summit Capital except to the extent of his pecuniary interest in this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

2014

Joseph Marchal, the Company’s CEO and Executive Chairman, loaned the Company $254 bearing interest at 12% per annum. The balance payable to Mr. Marchal, including accrued interest, was $260 as of December 31, 2014.

As of December 31, 2014, the Company had an outstanding liability of $79 due to Michael Christiansen, a former officer of the Company.

2015

Mr. Marchal loaned the Company an aggregate of $270 in cash and paid expenses totaling $62 on behalf of the Company at various times during the year ended December 31, 2015. The Company made cash payments to Mr. Marchal during the year totaling $195 and $32, respectively, of principal and interest on these advances. In addition, Mr. Marchal agreed to convert $141 of the amounts lent as part of the Unit Offering that closed on June 30, 2015. Mr. Marchal also agreed to convert the remaining $250 of the amounts loaned as part of the Unit Offering that closed on October 31, 2015. On November 10, 2015, Mr. Marchal purchased $275 in convertible notes. As of December 31, 2015, the Company owed Mr. Marchal $275 in principal and $4 in accrued interest associated with these convertible notes.

Edward Brogan, one of the Company’s Directors, purchased $250 and $750 worth of units in the June 30, 2015 and October 31, 2015 unit offerings, respectively. Additionally, on November 10, 2015, Mr. Brogan purchased $600 in convertible notes. As of December 31, 2015, the Company owed Mr. Brogan $600 in principal and $10 in accrued interest associated with these convertible notes.

Donald Sutherland, one of the Company’s Directors, purchased $200 worth of units in the October 31, 2015 unit offering.

On March 1, 2015, Mark Osterberg, the Company’s President and COO, was issued 50,000 shares as a one-time signing bonus as part of his employment agreement. The value of the shares was estimated at $1.20 per share.

During the year ended December 31 2015, related parties were issued shares of common stock for services rendered. These shares were issued at $1.10 per share. The related party, date of issuance and number of shares are outlined below:

Related Party	Date of Issuance	Number of Shares Issued
Joseph Marchal, CEO and Executive Chairman	May 15, 2015	500,000
Edward Brogan, Director	May 15, 2015	250,000
Donna Moore, Controller and CAO	May 15, 2015	50,000
Doug MacLellan, Director	May 15, 2015	50,000
Donald Sutherland, Director	May 15, 2015	50,000
Mark Osterberg, President and COO	May 15, 2015	50,000
Summit Capital USA, Inc.	May 15, 2015	500,000
Joseph Marchal, CEO and Executive Chairman	October 1, 2015	1,000,000
Edward Brogan, Director	October 1, 2015	1,000,000
Donna Moore, Controller and CAO	October 1, 2015	50,000
Doug MacLellan, Director	October 1, 2015	50,000
Donald Sutherland, Director	October 1, 2015	50,000
TOTAL		3,600,000

On September 30, 2015, the Company issued 5,000 shares of the Company’s Series B preferred stock to Summit Capital USA, Inc., a significant stockholder of the Company (“Summit”), in consideration of (i) the cancellation of $28 of $55 of fees due and payable as of August 31, 2015 by the Company to Summit, and (ii) payment in respect of consulting services, business advisory, operational, Securities and Exchange Commission compliance and litigation support services provided by Summit for the period commencing July 1, 2015 through to and including December 31, 2015.

As of December 31, 2015, the Company had an outstanding liability of $79 due to Michael Christiansen, a former officer of the Company. While we are currently in default of this agreement as it was due on or before December 31, 2014, we have had recent discussions with Mr. Christiansen regarding a settlement agreement and believe a settlement of this issue is likely.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 27, 2016, we were notified by our independent auditors, HJ & Associates, LLC (“HJ”), that as a result of the sale of HJ’s assets to Haynie & Company of Salt Lake City, UT (“Haynie”), HJ has resigned as our independent registered public accounting firm. As a result of this resignation, on January 27, 2016, we engaged Haynie, as our new independent registered public accounting firm by way of the unanimous written resolution of our board of directors on the same date. Haynie conducted the audit of our financial statements for the fiscal year ended December 31, 2015.

The following table shows the fees that were billed for the audit and other services provided by HJ and Haynie for the fiscal years ended December 31, 2015 and 2014, respectively.

	2015	2014

Audit Fees	$127,300	$65,400
Audit-Related Fees	-	-
Tax Fees	-	2,600
All Other Fees	-	-
Total	$127,300	$68,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2015 and 2014 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-28

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits

Exhibit Number	Description of Exhibit

2.1	Purchase Agreement dated as of October 13, 2015 among Star Mountain Resources, Inc., Northern Zinc, LLC, and Aviano Financial Group, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K as filed with the SEC on October 16, 2015)

2.2	Purchase Agreement dated as of October 13, 2015 among Northern Zinc, LLC, Star Mountain Resources, Inc., HudBay Minerals Inc. Balmat Holding Corporation and St. Lawrence Zinc Company, LLC. (Incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K as filed with the SEC on October 16, 2015)

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2010).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2010).

3.3	Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada. (Incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K as filed with the SEC on December 12, 2014).

3.4	Certificate of Designation of Preferences, Rights and Limitations (Series B preferred stock) as filed with the Secretary of State of Nevada on September 30, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K as filed with the SEC on October 2, 2015).

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations (Series C preferred stock) as filed with the Secretary of State of Nevada on November 4, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K as filed with the SEC on November 11, 2015).

3.6	Amendment to Certificate of Designation of Preferences, Rights and Limitations (Series B preferred stock) as filed with the Secretary of State of Nevada on November 4, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K as filed with the SEC on November 5, 2015).

10.1	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.2	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.3	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.4	Amendment to Convertible Redeemable Promissory Note and Pledge Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.5	12% Convertible Redeemable Promissory Note dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.6	Pledge and Security Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.7	Common Stock Purchase Warrant dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.8	Subscription Agreement accepted on October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.9	Mutual Release, Non-Disparagement, Stock Cancellation and Non-Solicitation Agreement between Jameson Stanford Resources Corporation, Joseph Marchal, Gregg Johnson and Robbie S. Chidester dated September 24, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on September 26, 2014).

10.10	Agreement of Mutual Understanding and Settlement between Jameson Stanford Resources Corporation and Donald Sutherland dated September 18, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 1, 2014).

10.11	Form of Amendment to Common Stock Purchase Warrant dated October 27, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 29, 2014).

10.12	Employment Agreement by and between Star Mountain Resources, Inc. and Mark Osterberg dated as of February 11, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on February 17, 2015).†

10.13	Form of Subscription Agreement for offering of Units (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on June 17, 2015).

10.14	Form of Common Stock Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on June 17, 2015).

10.15	Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on June 17, 2015).

10.16	Form of Subscription Agreement for October 30, 2015 Offering (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on November 5, 2015).

10.17	Promissory Note issued to Fognani & Faught, PLLC by the Company dated November 2, 2015 (Incorporated by reference to Exhibit 10.19 to the Company’s current report on Form 10-Q as filed with the SEC on November 11, 2015).

10.18	Promissory Note issued to Aviano Financial Group, LLC by the Company dated November 2, 2015 (Incorporated by reference to Exhibit 10.20 to the Company’s current report on Form 10-Q as filed with the SEC on November 11, 2015).

10.19	Form of Convertible Note Issued in Connection with November 2015 Unit Offering (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on November 13, 2015).

10.20+	Employment Agreement between Star Mountain Resources, Inc. and Wayne Rich dated as of November 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on November 25, 2015).

10.21	Promissory Note between St. Lawrence Zinc Company, LLC and Development Authority of the North Country dated March 15, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on March 21, 2016).

10.22	Security Agreement between St. Lawrence Zinc Company, LLC and Development Authority of the North Country dated March 15, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on March 21, 2016).

10.23	Form of Unlimited Guaranty in favor of Development Authority of the North Country (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on March 21, 2016).

10.24	Assignment of Mineral and Mining Rights by St. Lawrence Zinc Company, LLC in favor of Development Authority of the North Country dated March 15, 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on March 21, 2016).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s current report on Form 8-K as filed with the SEC on January 13, 2015).

21.1	Subsidiaries of the Registrant*

23.1	Consent of Practical Mining, LLC dated April 13, 2016*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

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

STAR MOUNTAIN RESOURCES, INC.
(Registrant)

By:	/s/ Joseph Marchal
Joseph Marchal
Chief Executive Officer
Date:	April 13, 2016

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

Signature	Title	Date

/s/ Joseph Marchal	Chief Executive Officer and Director	April 13, 2016
Joseph Marchal	(principal executive officer)

/s/ Wayne Rich	Chief Financial Officer and VP Finance	April 13, 2016
Wayne Rich	(principal financial officer)

/s/ Donna S. Moore	Chief Accounting Officer	April 13, 2016
Donna S. Moore	(principal accounting officer)

/s/ Douglas MacLellan	Director	April 13, 2016
Douglas MacLellan

/s/ Edward Brogan	Director	April 13, 2016
Edward Brogan

/s/ Donald Sutherland	Director	April 13, 2016
Donald Sutherland

