Form 10-Q
period 2016-03-31
Star Mountain Resources, Inc.
filed 2016-05-16
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54405

STAR MOUNTAIN RESOURCES, INC

(Exact name of registrant as specified in its charter)

Nevada	90-0963619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8307 Shaffer Parkway, Suite 201, Littleton, Colorado	80127
(Address of principal executive offices)	(Zip Code)

(844) 443-7677

(Registrant’s telephone number, including area code)

NA

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

The number of shares of Common Stock, $0.001 par value, issued and outstanding on May 16, 2016, was 38,301,229 shares.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report includes forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: our ability to continue as a going concern; difficult global capital market conditions and our ability to raise the capital needed to fund our ongoing operations; uncertainty of our future revenues and financial performance; risks associated with our planned development of our historically operating mine; the accuracy of estimates and assumptions associated with our reserves and/or mineralized material; challenges to title of our properties; risks associated with operating in a complex environmental and regulatory business environment; risks of shortages of supplies, equipment, materials and/or water; our ability to retain key personnel; disruption, damage or failure of information technology systems; the minimal public market for our common stock and the potential of dilution through future issuances of our common stock. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR MOUNTAIN RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$279	$1,201
Prepaid and other	396	333
Parts and supplies inventory	500	500

Total current assets	1,175	2,034

Land	1,876	1,876
Property & equipment, net	24,177	24,552
Mineral reserves	3,165	3,165
Mineral rights	3,684	3,684
Restricted cash – reclamation deposits	1,688	1,688

TOTAL ASSETS	$35,765	$36,999

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$707	$404
Accounts payable - related party	36	19
Notes Payable	1,432	1,380
Notes payable - related parties	875	875
Discount on notes payable – related parties	(74)	(105)
Purchase price obligation – Balmat acquisition	500	500
Stipulated agreement liability - related party	79	79

Total current liabilities	3,555	3,152

Asset retirement obligation	17,906	17,906
Purchase price obligation – Balmat acquisition	12,861	11,931
Total long term liabilities		29,837

Total Liabilities	34,322	32,989

STOCKHOLDERS’ EQUITY
Preferred stock, 50,000,000 authorized, $0.001 par value, consisting of Series B preferred stock, 100,000 shares authorized, 5,000 and 5,000 shares issued and outstanding, respectively, and Series C preferred stock, 5,000,000 shares authorized, 3,130,000 and 3,130,000 shares issued and outstanding, respectively	3	3
Common stock, authorized 350,000,000 shares, $0.001 par value, 38,301,229 and 37,951,229 issued and outstanding, respectively	38	38
Common stock subscribed	27	27
Additional paid in capital	18,684	18,476
Accumulated deficit	(17,309)	(14,534)

Total Stockholders’ Equity	1,443	4,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,765	$36,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(US dollars in thousands, except share amounts)

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

OPERATING EXPENSES
Compensation	$120	$130
Exploration and development costs	49	67
Mine maintenance costs	541	-
Depreciation and amortization	382	2
Accretion expense	206	-
General and administrative	$676	$233

Total Operating Expenses	$1,974	$432

Loss from Operations	$(1,974)	$(432)

OTHER INCOME (EXPENSE)
Interest income	$2	$-
Interest expense	(78)	(9)
Unrealized loss	(725)	-
Total Other Income (Expense)	$(801)	$(9)

NET LOSS	$(2,775)	$(441)

Basic and Diluted Loss Per Share	$(0.07)	$(0.03)

Weighted Average Number of Common Shares Outstanding	38,180,673	17,419,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(US dollars in thousands)

(unaudited)

	For Three Months Ended
	March 31, 2016	March 31, 2015

Cash flows from operating activities
Net loss	$(2,775)	$(441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	382	2
Shares and warrants issued for services	79	60
Stock options	-	85
Contributed capital	1	122
Accretion expense	206	-
Unrealized gain – change in estimate of asset retirement obligation	(206)	-
Unrealized loss – purchase price obligation – Balmat acquisition	931	-
Amortization of debt discount	32	-
Changes in operating assets and liabilities
Prepaid expense	67	7
Accounts payable and accrued expenses	250	76
Accounts payable - related party	(5)	6
Accrued interest	21	4
Accrued interest - related party	22	-
Accrued compensation	30	10

Net cash used in operating activities	(966)	(69)

Cash flows from investing activities
Purchase of equipment	(7)	-

Net cash used in investing activities	(7)	-

Cash flows from financing activities
Proceeds from issuance of notes payable	490	-
Payments on notes payable	(439)	-
Proceeds from issuance of common stock	-	21
Common stock subscribed	-	25
Proceeds from loan payable - related party	-	13

Net cash provided by financing activities	51	59

Net decrease in cash	(922)	(10)

Cash, beginning of period	1,201	46

Cash, end of period	$279	$36

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Non-cash investing and financing activities
Stock issued for future services	$209	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(US dollars in thousands, except share amounts)

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

The Company was incorporated on September 2, 2009 in Nevada initially as MyOtherCountryClub.com for the purpose of developing a website that would offer reciprocal golf privileges, and other related services, to members of private country clubs throughout the United States. We subsequently changed our name to the Jameson Stanford Resources Corporation in April 2012, and on October 29, 2012, Jameson Stanford Resources Corporation merged with Bolcán Mining Corporation (the “Merger”). Prior to the Merger, the Company was a publicly traded shell company with no business operations.

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

On November 2, 2015, the Company acquired a 100% interest in Northern Zinc, LLC, a Nevada limited liability company (“Northern Zinc”), pursuant to an October 13, 2015 purchase agreement the Company entered into with Northern Zinc and its sole member, Aviano Financial Group, LLC, a Delaware limited liability company (“Aviano”) (the “Northern Zinc Purchase Agreement”). Northern Zinc and Aviano are unrelated third parties. Concurrent with the Company’s purchase of Northern Zinc, Northern Zinc acquired (a) 100% of the issued and outstanding common stock of Balmat Holding Corporation (“Balmat”) and its wholly owned subsidiary, St. Lawrence Zinc Company, LLC, (“SLZ”) the owner of the mining property known as the Balmat Zinc Mine and (b) certain mining and processing equipment pursuant to an October 13, 2015 purchase agreement the Company entered into with Northern Zinc, HudBay Minerals Inc. (“Hudbay”), Balmat and SLZ (the “Balmat Purchase Agreement”). Balmat, SLZ and Hudbay were unrelated third parties. The Balmat Mine is located in upstate New York. See Note 3 for further details.

NOTE 2 – GOING CONCERN

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses the past two years and had total current assets of $1,175 and total current liabilities of $3,555, resulting in a negative working capital balance of $2,380 as of March 31, 2016. Further losses are anticipated in the development of its business. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations. Management plans to finance the Company’s operating costs over the next twelve months with loans from significant shareholders and directors, debt financing, and/or the issuance of the Company’s securities. There can be no assurance that we will be able to raise the necessary financing on acceptable terms or at all. If management is unsuccessful in these efforts, discontinuance of operations is possible. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – BALMAT ACQUISITION

On November 2, 2015, the Company completed the acquisition of Northern Zinc. Concurrent with the Company’s acquisition of Northern Zinc, Northern Zinc acquired Balmat and its wholly owned subsidiary, SLZ (together referred to as the “Balmat Acquisition”). Each of the agreements is outlined further below.

Northern Zinc Purchase Agreement

Pursuant to the terms of the Northern Zinc Purchase Agreement, we issued 10,000,000 shares of our unregistered common stock to Aviano and assumed $1,390 in debts of Aviano in exchange for 100% of Northern Zinc’s membership interests previously owned by Aviano. We also entered into a corporate development consulting agreement with David Linsley, a principal of Northern Zinc; appointed Wayne Rich as our Chief Financial Officer; agreed to appoint two members to our board of directors designated by Aviano; and offered advisory board positions for a period of at least three years to three other individuals associated with Aviano.

Balmat Purchase Agreement

Upon closing, we acquired 100% of the issued and outstanding common stock of Balmat from Hudbay for a cash purchase price ranging from $8,500 to $17,000 (the “Balmat Cash Amount”) and issued Hudbay 550,000 shares of our unregistered common stock. Subsequent to closing, and in accordance with the purchase agreement, we must issue Hudbay an additional 78,857 shares of our unregistered common stock.

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

Option 2. Under this option, with proper notice to Hudbay within three months of the closing date (which has since passed), the Balmat Cash Amount would have been reduced to $8,500: $1,500 of which was paid upon closing, and the balance of $7,000 was to have been paid within three days after proper notice to Hudbay.

Under Option 2, Northern Zinc would also have immediately assumed all environmental liabilities in respect of the Balmat Mine and all liabilities relating to or arising from any claims by existing or former employees relating to employment, termination, on-the-job injuries or death, unsafe working conditions or exposure to potentially harmful substances and waive its right to indemnification by Hudbay in respect of certain damages identified in the purchase agreement with Hudbay.

Option 3. Under this option, with proper notice to Hudbay within 30 days before the 12-month anniversary of the first shipment of ore concentrate from the Balmat Mine, the Balmat Cash Amount will be reduced to $16,000: $1,500 of which was paid upon closing with the balance of $14,500 being paid as follows:

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

Fair Value Determination and Allocation of Consideration

The purchase price allocation presented below is preliminary and includes the use of estimates. This preliminary allocation is based on information that was available to management at the time these unaudited condensed consolidated financial statements were prepared. We believe the estimates used are reasonable and the significant effects of the transaction are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company. These amounts will be finalized as soon as possible, but no later than one year from the acquisition date.

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

The consideration paid was comprised of $1,000 in cash, $12,431 in a deferred payment liability, and 10,628,857 shares of the Company’s stock (which includes 78,857 shares issuable to Hudbay as part of the acquisition purchase price as of March 31, 2016) valued at $3,078.

The acquisition has generated no revenues for us since the November 2, 2015 acquisition date.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted principles for interim financial statements. Accordingly, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal, recurring nature. The interim results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2016.

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

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Reclamation deposits	-	$1,688	-	1,688	-	$1,688	-	1,688
Total financial assets	$-	$1,688	$-	$1,688	$-	$1,688	$-	$1,688

Liabilities
Purchase price obligation – Balmat Acquisition	-	-	13,361	13,361	-	-	12,431	12,431
Asset retirement obligation	-	-	17,906	17,906	-	-	17,906	17,906
Total financial assets and liabilities	$-	$1,688	$31,267	$32,955	$-	$1,688	$30,337	$32,025

The fair value of the Company’s purchase price obligation was estimated using a probability-weighted discounted cash flow model in order to arrive at a fair value of the liability. A discounted cash flow model was used to calculate the net present value of the remaining payment options (Option 1 and Option 3) to satisfy the outstanding purchase price obligation. See Note 3 – Balmat Acquisition for a detailed description of each payment option able to satisfy the remaining obligation. An estimated probability weighting was then assigned to each option’s estimated net present value to arrive at the overall estimated fair value. Significant unobservable inputs include management’s estimated timing of activities (including option election dates and timing of first concentrate shipments) associated with payments due under the agreement as well as the 5.6% discount rate applied within the model. Acceleration of timing of elections or shipments of first concentrates would accelerate payments due, therefore increasing the net present value of a given payment option. An upward/downward adjustment to the discount rate would result in an inverse effect on the overall fair value, all else being equal.

The fair value of the Company’s asset retirement obligation was estimated using a discounted cash flow model to estimate the fair value of the liability. Significant unobservable inputs include management’s cost estimates and the estimated timing of those costs, the annual inflation rate applied to cost estimates and the discount rate used to discount the inflated cost estimates. The undiscounted costs of reclamation were estimated at $19,126 and are expected to be incurred over the next 28 years. A 3.6% annual inflation rate and 4.6% discount rate were applied. Any upward/downward adjustments to the estimated costs or inflation rate would result in a corresponding adjustment to the fair value estimate, all else being equal. An upward/downward adjustment to the discount rate would result in an inverse effect on the overall fair value, all else being equal.

NOTE 6 – PREPAID EXPENSES AND OTHER

As of March 31, 2016 and December 31, 2015, the Company had prepaid expenses totaling $396 and $333, respectively. These balances include prepayments associated with property taxes, insurance premiums and consulting contracts. All amounts are being amortized over the time period associated with the prepaid expense.

NOTE 7 – PROPERTY, PLANT and EQUIPMENT

As of March 31, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	March 31, 2016			December 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Buildings	$892	$35	$857	$892	$16	$876
Machinery & Equipment	18,913	569	18,344	18,911	231	18,680
Mobile Equipment	4,984	41	4,943	4,984	16	4,968
Office Furniture & Equipment	38	5	33	33	5	28
	$24,827	$650	$24,177	$24,820	$268	$24,552

Depreciation expense for the three months ended March 31, 2016 and 2015 was $382 and $2, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016, there were no related party transactions other than recognition of accrued interest on notes payable outstanding with related parties.

As of March 31, 2016, the Company owed the Company’s CEO and Executive Chairman and a Company Director $286 and $625, respectively, inclusive of interest, for outstanding notes issued on November 10, 2015. See Note 9 for further details.

During the three months ended March 31, 2015, related party transactions consisting of contributed services from our directors, CEO and Interim CFO were valued, in aggregate, at $122. This was recorded in the Statement of Operations and Additional Paid in Capital on the Balance Sheet. Additionally, on March 1, 2015, Mark Osterberg, the Company’s President and COO, was issued 50,000 shares of the Company’s common stock and 250,000 stock options as a one-time signing bonus as part of his employment agreement. The value of the common stock shares was estimated at $1.20 per share. The details of the options are outlined in Note 11.

As of March 31, 2015, the Company owed the Company’s CEO and Executive Chairman, a total of $267 for amounts advanced to the Company. For the three months ended March 31, 2015, the Company recorded $8 in interest expense related to this loan.

NOTE 9 – DEBT

Stipulated Agreement Liability – Related Party

The Company entered into an agreement with Michael Christiansen (“Christiansen”), a former officer of the Company on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The Amount Due was agreed to be paid as follows: $11 on or before August 15, 2013; $11 on or before September 15, 2013; $11 on or before October 15, 2013; and the balance in installments of $15 beginning on the earlier of (a) the first day of the month following the date on which the Company receives at least three million dollars of equity funding, or (b) December 31, 2014. The payment of this stipulated agreement is in default. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due. At March 31, 2016 and December 31, 2015, the remaining liability of $79 is recorded as Stipulated Agreement Liability in the accompanying unaudited condensed consolidated financial statements.

Notes Payable

On November 2, 2015, the Company issued an $850 promissory note bearing interest at 8% per annum as part of the Balmat Acquisition (see Note 3), of which $750 was payable within ten days of issuance with the remaining $100 to be paid no later than November 2, 2016, or such earlier date as the Company has completed a transaction resulting in cash proceeds of at least $6,000. As of March 31, 2016, the Company had paid $250 of this promissory note and had recorded $24 of accrued interest associated with this note ($13 during the three months ended March 31, 2016). There were no issuance costs incurred related to this note.

On November 2, 2015, the Company issued a $540 promissory note bearing interest at 8% per annum for payment of legal fees relating to the Balmat Acquisition. The Company is obligated to pay $50 per month for ten consecutive months with a final payment of $40 plus accrued interest due on the 15th day of the eleventh month. As of March 31, 2016, the Company had paid $250 of this loan and had recorded $14 of accrued interest associated with this note ($8 during the three months ended March 31, 2016). There were no issuance costs incurred related to this note.

On March 15, 2016, the Company issued a $500 promissory note bearing interest at 2.3% per annum to the Development Authority of the North Country, a New York public benefit trust (“DANC”). The maturity date of the note is April 1, 2017, and the Company is obligated to pay interest-only payments on a monthly basis beginning April 1, 2016. Pursuant to the terms of the note, SLZ granted a security interest in certain of its machinery and equipment as well as mining rights to DANC. In addition, unconditional guarantees were provided by Balmat, Northern Zinc and Star Mountain. Net proceeds received after fees were $490.

Notes Payable – Related Party

On November 10, 2015, the Company sold a total of 87.5 units to the Company’s CEO and Executive Chairman and a Company Director in a private offering. Each unit consisted of:

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

The aggregate total of all notes issued in connection with this offering was $875. In addition, the Company issued a total of 437,500 common shares and warrants to purchase a total of 437,500 common shares. As equity treatment was determined appropriate for the common stock and warrants issued with these convertible notes, the proceeds were allocated based on relative fair values. The fair value of the common stock issuance of 437,500 shares was estimated at $127, or $0.29 per share as estimated by independent valuation experts as part of the purchase price valuation performed for the Balmat Acquisition. The fair value of the warrants was estimated at $21 using a Black-Scholes model with inputs including a market price of the Company’s common shares of $0.29 per share, an exercise price of $2.00, a three-year term, volatility of 70%, a risk-free rate of 0.75% and no assumed dividends.

Based on the relative fair values, initial note principal and note discount of $875 and $126, respectively, were recorded. During the three months ended March 31, 2016, the Company recorded $32 in accretion of the note discount and $22 of accrued interest associated with these related party notes. The effective interest rate of the notes is 24.5%.

Purchase Price Obligation – Balmat Acquisition

As is described in detail in Note 3, the Company has the right to satisfy the remaining amount owed to Hudbay related to the Balmat Acquisition in one of two remaining ways (the purchase price obligation) where:

●	the estimated fair value of this purchase price obligation of $13,361 was determined using a discounted cash flow model, with future cash flows estimated based upon probability-weighted scenarios of payments under the remaining two repayment options;

●	the current portion of this purchase price obligation of $500 reflects the Company’s plan to resume production at the Balmat Mine within the next 12-months; and

●	because of the repayment options available to the Company and the fact that the Company has not yet selected one of these repayment options, we are not able to say with certainty when the long-term portions of this purchase price obligation will be paid.

Notwithstanding the above, if any portion of the purchase price obligation has not been paid within 48 months of the closing date (or 54 months of the closing date if we have not elected one of the options) then the entire unpaid balance is immediately due and payable to Hudbay no later than November 2, 2019 or May 2, 2020, respectively.

NOTE 10 – ASSET RETIREMENT OBLIGATION

Changes in our asset retirement obligation are summarized in the following table:

Balance, December 31, 2015	$17,906
Accretion expense	206
Releases	-
Revisions to cost estimates	(206)
Balance, March 31, 2016	$17,906

The Company recognized $206 in accretion expense during the three months ended March 31, 2016. An adjustment to the estimated timing of future cash outflows associated with the Company’s planned reclamation activities resulted in a $206 downward adjustment to the estimated fair value of the Company’s liability as of March 31, 2016.

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

We are evaluating what future legal proceedings we may pursue in order to collect money damages of approximately $23,495 awarded to us pursuant to the judgment. Our ability to collect any further amounts on the judgment is, however, inherently unpredictable and is subject to significant uncertainties and, therefore, determining the likelihood of a recovery and/or the measurement of any recovery is complex. Consequently, we are unable to estimate the range of reasonably possible further recovery and no amounts related to this award have been included in our financial statements. Our assessment is based on estimates and assumptions deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

Other than as set forth above, we are not presently a party to any material litigation nor to the knowledge of management is any litigation threatened against us that may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 12 – EQUITY

Common Stock

On January 1, 2016, the Company entered into a consulting agreement for services relating to shareholder information and public relations. The consulting firm was issued 200,000 shares of the Company’s common stock valued at $0.66 per share for the six-month agreement.

On February 24, 2016, the Company entered into a consulting agreement for services relating to management consulting and business advisory. The consulting firm was issued 150,000 shares of the Company’s common stock valued at $0.51 per share for the six-month agreement.

Stock Options

The Company did not issue any stock option awards during the three months ended March 31, 2016.

On March 1, 2015, as part of an employment agreement, the Company granted an option to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.50 per share. The option vested as follows: 50,000 shares upon execution of the employment agreement and 50,000 shares each on March 31, 2015; June 30, 2015; September 30, 2015; and December 31, 2015. On the grant date, the Company estimated the fair value of the option grant using the Black Scholes option pricing model based on the closing price of our common shares on the grant date as quoted on the stock exchange where the majority of our trading volume and value of the shares occurs and assuming a maturity of 2.7 years, a 0.896% risk free rate and a 88.83% volatility.

The compensation expense recognized in our unaudited condensed consolidated financial statements for the three-months ended March 31, 2016 and 2015 for stock option awards was nil and $85, respectively. As of March 31, 2016, there was no unrecognized compensation cost related to unvested stock options as all outstanding options were fully vested.

The following table summarizes our stock option activity for each of the three-month periods ended March 31, 2016 and 2015:

.	2016		2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	250,000	$0.50	-	$-

Granted	-	-	250,000	0.50
Cancelled/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, end of period	250,000	$0.50	250,000	$0.50

Exercisable, end of period	250,000	$0.50	100,000	$0.50

Weighted-average fair value per share of options granted during period	n/a		$0.85

Warrants

No warrants were issued during the three months ended March 31, 2016 or 2015.

The Company’s outstanding warrants, each exercisable for one of the Company’s common shares, were issued to investors in connection with offerings of the Company that closed on June 30, 2015; October 31, 2015; and November 2, 2015. The exercise price and exercise period are outlined below:

	Total Warrants	Exercise Price	Expiration Date
June 30, 2015 Offering	2,500,000	$1.00	6/30/2018
October 31, 2015 Offering - Series A Warrants	3,130,000	$0.75	10/31/2017
October 31, 2015 Offering - Series B Warrants	3,130,000	$1.50	10/31/2018
November 10, 2015 Offering	437,500	$2.00	11/10/2018
	9,197,500

The following table summarizes our warrant activity for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31, 2016		For the three months ended March 31, 2015
	Number of Warrants	Weighted -Average Exercise Price (USD$)	Number of Warrants	Weighted -Average Exercise Price (USD$)
Outstanding, beginning of period	9,197,500	$1.13	-	$-

Granted	-	-	-	-
Exrcised	-	-	-	-
Expired	-	-	-	-

Outstanding, end of period	9,197,500	$1.13	-	$-

NOTE 13 – SUBSEQUENT EVENTS

On April 15, 2016, we failed to pay the required $50 monthly installment due under the terms of the promissory note issued for legal services (with an original principal of $540).  On April 18, 2016, following the expiration of the 3-day grace period for making payment, we became in default on that promissory note.  In an event of a default under this note, the note holder may, at its option, (i) declare the entire unpaid principal balance together with accrued and unpaid interest immediately due and payable; and (ii) pursue other legal remedies.

●	Approve an amendment and restatement of our articles of incorporation (the “Restated Articles”) to:

●	Increase the number of shares of common stock from 350,000,000 to 400,000,000;

●	Create two new classes of common stock, namely 10,000,000 shares of Class A Common Stock (voting common stock with 10 votes per share) and 40,000,000 shares of Class B Common Stock (non-voting common stock) (“New Classes of Common Stock”);

●	An amendment to grant the Board of Directors the right to fix the number of our directors to be elected in the manner provided in the bylaws;

●	An amendment to grant the power to the Board of Directors to adopt, amend or repeal our bylaws;

●	An amendment to our current articles of incorporation to include a limitation of liability;

●	An amendment to our current articles of incorporation to include indemnification provisions; and

●	Adoption of the Restated Articles, which makes no material changes to our existing Articles of Incorporation and the Certificates of Designation of Series B and C Preferred Stock, other than incorporating the amendments described in the proposals noted above.

●	Approve adoption of the restated bylaws (the “Restated Bylaws”) to:

●	Reduce the number of stockholder votes required to call a special meeting of the stockholders from 25% to 15%;

●	Reduce the number of stockholder votes required to constitute a quorum for voting at stockholder meetings from a majority to one-third;

●	Permit the number of our directors to be fixed from time to time by the Board;

●	Permit amendment to the bylaws by a majority vote of stockholders or the Board and eliminating the requirement that a vote of two-thirds of our outstanding shares entitled to vote must approve such action;

●	Require certain legal proceedings involving our company, or its officers, directors or employees be brought in a state or federal court located within the state of Nevada;

●	Permit the prevailing party in any action brought against us to recover their attorney’s fees; and

●	Adoption of the Restated Bylaws, which makes no material changes to our existing Bylaws, other than incorporating the amendments described in the proposals noted above and matters permitted under Nevada Revised Statutes.

The information statement was first mailed to the Company’s stockholders on May 2, 2016. In accordance with Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended, the actions described above will become effective no sooner than 20 days after the information statement was mailed to the Company’s stockholders. We expect that the actions will be effective on or about May 22, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Star Mountain Resources, Inc. (collectively, “we,” “us,” “our,” “Star Mountain” or the “Company”) for the three-month period ended March 31, 2016, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herewith and the audited consolidated financial statements of Star Mountain for the year ended December 31, 2015, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Forward-Looking Statements.”

All amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

INTRODUCTION

Our primary focus is currently on the re-start of mining operations at our Balmat Mine in upstate New York, which includes raising the capital needed to fund these re-start activities. If successful in our efforts, this re-start will transition us from a junior exploration company with no revenues to a producing mining company capable of generating a consistent stream of revenues through the production of a salable zinc concentrate material.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Summary

Our consolidated net loss for the three months ended March 31, 2016, was $2,775, or $0.07 per share, compared with our consolidated net loss of $441, or $0.03 per share, for the same period in 2015. For the three months ended March 31, 2016, the increase in our consolidated net loss was primarily due to (i) an increase in mine maintenance costs of $541, (ii) an increase in depreciation and amortization of $380, (iii) an increase in general and administrative expenses of $443, (iv) an increase in accretion expense of $206, and (v) an unrealized loss of $725.

Revenue

Revenues for the three months ended March 31, 2016 and 2015 were zero as we had no properties in production during either period.

Mine Maintenance

Mine maintenance costs for the three months ended March 31, 2016 and 2015 were $541 and zero, respectively. The costs incurred during the 2016 period related to the Balmat Mine the Company purchased in November 2015. No such costs were incurred during the same period of 2015.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2016 and 2015 was $382 and $2, respectively. The increase during the 2016 period was due to the increase in depreciable property, plant and equipment at the Balmat Mine acquired in November 2015.

Accretion Expense

                Accretion expense for the three months ended March 31, 2016 and 2015 was $206 and zero, respectively. The expense incurred during the 2016 period related to the asset retirement obligation assumed as part of the Balmat Mine acquisition in November 2015. No such expense was incurred during the same period of 2015.

General and Administrative

General and administrative expenses for the three months ended March 31, 2016 and 2015 were $676 and $233, respectively. The increase during the 2016 period was caused primarily by increased employee costs as the Company completed the acquisition of the Balmat Mine in November 2015. With the closing of the acquisition, the Company employed an additional seven full-time employees from the Balmat Mine as well as increased the number of employees and consultants at the corporate offices. Accounting and legal fees associated with a more complex entity and operating structure also contributed to increased fees incurred when comparing the 2015 and 2016 periods.

Interest Expense

Total interest expense for the three months ended March 31, 2016 and 2015 was $78 and $9, respectively. The increase in interest expense is due to the increase in outstanding debt as the Company issued several notes in late 2015 to help finance the acquisition of the Balmat Mine.

Unrealized Loss

The Company recognized an unrealized loss of $725 for the three months ended March 31, 2016. This amount consists of an unrealized net loss of $931, representing the change in fair value of the Company’s outstanding purchase price obligation associated with the Balmat acquisition, partially offset by an unrealized gain of $206, representing the change in estimated fair value of the Company’s asset retirement obligation. No such changes in fair value occurred during the comparative period in 2015.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $966 for the three months ended March 31, 2016, compared with $69 for the same period in 2015. The increase in cash used is mostly the result of (a) mine maintenance activities during the 2016 period occurring as a result the Balmat Mine acquisition in November 2015, accounting for approximately $475 of the increase and (b) increased general and administrative expenditures of approximately $425 resulting from additional employee, consulting, legal and accounting resources as the Company experienced growth of operations with the purchase of the Balmat Mine.

Financing Activities

Net cash provided by financing activities was $51 for the three months ended March 31, 2016, compared to $59 for the same period in 2015. The net activity in the 2016 period included proceeds from the issuance of new debt for net proceeds of $490, offset by payments of $439. The net proceeds in 2015 related to issuances of common stock as well as proceeds from related party notes issued during the period.

Liquidity and Capital Resources

At March 31, 2016, we had a working capital deficit of $2,380 which represented an increase of $1,262 over our December 31, 2015 working capital deficit of $1,118. This increase was largely the result of (i) decreased cash and cash equivalents, accounting for $922; (ii) an increase in accounts payable and accrued expenses of $320; and (iii) increases in notes payable and associated interest payable, accounting for approximately $80, partially offset by (iv) an increase in our prepaid expenses of $63.

To the extent that we are unable to raise the funds for Balmat Mine’s restart and have no production from the mine, the $500 deferred purchase price obligation to Hudbay would not have to be paid in 2016 as the timing of this payment is tied to our first shipments of zinc concentrates from the mine (subject to a final “no later than” payment date as is more fully explained in Note 9 – Debt to the unaudited condensed consolidated financial statements).

Total outstanding debt as of March 31, 2016 was $15,673, of which $2,812 was estimated to come due within the next twelve months. These amounts are primarily made up of obligations associated with the Balmat acquisition. The remaining long-term debt of $12,861 was associated with our outstanding obligation to Hudbay for the Balmat Mine acquisition.

Going Concern

We do not have sufficient funds to satisfy our cash needs during 2016 and, as a result, we will need to raise additional capital in order to service our debt, fund our on-going operation expenses and, to the extent the capital is available, fund the refurbishment activities necessary to return the Balmat Mine to production. As a result, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Joseph Marchal, and our Chief Financial Officer, Wayne Rich, the certifying officers. Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator of a mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. The table that follows reflects citations, orders, violations and proposed assessments issued to the Company by MSHA during the three months ended March 31, 2016 for the Balmat Mine and mill and all legal actions pending before the Federal Mine Safety and Health Review Commission as of March 31, 2016. Due to timing and other factors, the data may not agree with the mine data retrieval system maintained by MSHA at www.MSHA.gov.

Mine or Operating	Section 104	Section	Section 104(d) Citations	Section	Section	Total Dollar Value of MSHA	Total Number of Mining	Received Notice of Pattern of Violations Under	Received Notice of Potential to Have Pattern Under	Legal Actions Pending as of Last	Legal Actions Initiated	Legal Actions Resolved
Name/MSHA	S&S	104(b)	and	110(b)(2)	107(a)	Assessments	Related	Section	Section	Day of	During	During
Identification	Citations	Orders	Orders	Violations	Orders	Proposed	Fatalities	104(e)	104(e)	Period	Period	Period
Number	(#)	(#)	(#)	(#)	(#)	($)	(#)	(yes/no)	(yes/no)	(#)	(#)	(#)
Balmat Mine No. 4 & Mill 30-01185	1	-	-	-	-	$0.2	-	No	No	-	-	-

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

2.1	Purchase Agreement dated as of October 13, 2015 among Star Mountain Resources, Inc., Northern Zinc, LLC, and Aviano Financial Group, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K as filed with the SEC on October 16, 2015).

2.2	Purchase Agreement dated as of October 13, 2015 among Northern Zinc, LLC, Star Mountain Resources, Inc., HudBay Minerals, Inc., Balmat Holding Corporation and St. Lawrence Zinc Company, LLC (Incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K as filed with the SEC on October 16, 2015).

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2010).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2010).

3.3	Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada. (Incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K as filed with the SEC on December 12, 2014).

3.4	Certificate of Designation of Preferences, Rights and Limitations (Series B preferred stock) as filed with the Secretary of State of Nevada on September 30, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K as filed with the SEC on October 2, 2015).

3.5	Certificate of Designation of Preferences, Rights and Limitations (Series C preferred stock) as filed with the Secretary of State of Nevada on September 30, 2015 (Incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K as filed with the SEC on October 2, 2015)..

3.6	Amendment to Certificate of Designation of Preferences, Rights and Limitations (Series C preferred stock) as filed with the Secretary of State of Nevada on November 4, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K as filed with the SEC on November 5, 2015).

10.1	12% Convertible Redeemable Promissory Note dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.2	Pledge and Security Agreement dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.3	Common Stock Purchase Warrant dated August 19, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2013).

10.4	Amendment to Convertible Redeemable Promissory Note and Pledge Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Joseph Marchal (Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.5	12% Convertible Redeemable Promissory Note dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.6	Pledge and Security Agreement dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.7	Common Stock Purchase Warrant dated October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.8	Subscription Agreement accepted on October 18, 2013 between Jameson Stanford Resources Corporation and Edward F. Brogan (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2013).

10.9	Mutual Release, Non-Disparagement, Stock Cancellation and Non-Solicitation Agreement between Jameson Stanford Resources Corporation, Joseph Marchal, Gregg Johnson and Robbie S. Chidester dated September 24, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on September 26, 2014).

10.10	Agreement of Mutual Understanding and Settlement between Jameson Stanford Resources Corporation and Donald Sutherland dated September 18, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 1, 2014).

10.11	Form of Amendment to Common Stock Purchase Warrant dated October 27, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 29, 2014).

10.12	Employment Agreement by and between Star Mountain Resources, Inc. and Mark Osterberg dated as of February 11, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on February 17, 2015).†

10.13	Form of Subscription Agreement for offering of Units (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on September 17, 2015).

10.14	Form of Common Stock Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on September 17, 2015).

10.15	Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on September 17, 2015).

10.16	Form of Subscription Agreement for October 30, 2015 Offering (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on November 5, 2015).

10.17	Promissory Note issued to Fognani & Faught, PLLC by the Company dated November 2, 2015 (Incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q as filed with the SEC on November 13, 2015).

10.18	Promissory Note issued to Aviano Financial Group, LLC by the Company dated November 2, 2015 (Incorporated by reference to Exhibit 10.20 to the Company’s quarterly report on Form 10-Q as filed with the SEC on November 13, 2015).

10.19	Form of Convertible Note Issued in Connection with November 2015 Unit Offering, (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on November 13, 2015).

10.20	Employment Agreement between Star Mountain Resources, Inc. and Wayne Rich dated as of November 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on November 25, 2015). †

10.21	Promissory Note between St. Lawrence Zinc Company, LLC and Development Authority of the North Country dated March 15, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on March 21, 2016).

10.22	Security Agreement between St. Lawrence Zinc Company, LLC and Development Authority of the North Country dated March 15, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on March 21, 2016).

10.23	Form of Unlimited Guaranty in favor of Development Authority of the North Country (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on March 21, 2016).

10.24	Assignment of Mineral and Mining Rights by St. Lawrence Zinc Company, LLC in favor of Development Authority of the North Country dated March 15, 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on March 21, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Star Mountain Resources, Inc.

Date: May 16, 2016	By:	/s/ Joseph Marchal
Joseph Marchal
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Wayne Rich
Wayne Rich
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

