Form 10-Q
period 2016-06-30
Star Mountain Resources, Inc.
filed 2016-08-12
CIK 1477168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Common Stock, $0.001 par value, issued and outstanding on August 11, 2016, was 38,151,229 shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR MOUNTAIN RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,538	$1,201
Restricted cash	301	-
Prepaid and other	293	333
Parts and supplies inventory	500	500

Total current assets	2,632	2,034

Land	1,876	1,876
Property & equipment, net	23,792	24,552
Mineral reserves	3,165	3,165
Mineral rights	3,684	3,684
Restricted cash – reclamation deposits	1,688	1,688

TOTAL ASSETS	$36,837	$36,999

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,024	$404
Accounts payable - related party	63	19
Notes Payable, net of unamortized debt issuance costs	3,749	1,380
Notes payable - related parties, net of discounts	833	770
Purchase price obligation – Balmat acquisition	500	500
Stipulated agreement liability	79	79

Total current liabilities	6,248	3,152

Asset retirement obligation	17,906	17,906
Purchase price obligation – Balmat acquisition	12,861	11,931
Total long term liabilities	30,767	29,837

Total Liabilities	37,015	32,989

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 50,000,000 authorized, $0.001 par value, consisting of Series B preferred stock, 100,000 shares authorized, 5,000 and 5,000 shares issued and outstanding, respectively, and Series C preferred stock, 5,000,000 shares authorized, 3,130,000 and 3,130,000 shares issued and outstanding, respectively	3	3
Common stock, authorized 350,000,000 shares, $0.001 par value, 38,151,229 and 37,951,229 issued and outstanding, respectively	38	38
Common stock subscribed	27	27
Additional paid in capital	18,586	18,476
Accumulated deficit	(18,832)	(14,534)

Total Stockholders’ Equity (Deficit)	(178)	4,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,837	$36,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(US dollars in thousands, except share amounts)

(unaudited)

	Three Month Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
OPERATING EXPENSES
Compensation	$122	$493	$242	$623
Exploration and development costs	90	45	139	112
Mine maintenance costs	444	-	985	-
Depreciation and amortization	383	1	765	3
Accretion expense	206	-	412	-
General and administrative	390	1,227	1,066	1,461

Total Operating Expenses	1,635	1,766	3,609	2,199

Loss from Operations	(1,635)	(1,766)	(3,609)	(2,199)

OTHER INCOME (EXPENSE)
Interest income	3	-	5	-
Interest expense	(97)	(10)	(175)	(18)
Unrealized gain (loss)	206	-	(519)	-
Total Other Income (Expense)	112	(10)	(689)	(18)

NET LOSS	$(1,523)	$(1,776)	$(4,298)	$(2,217)

Basic and Diluted Loss Per Share	$(0.04)	$(0.10)	$(0.11)	$(0.12)

Weighted Average Number of Common Shares Outstanding	38,243,537	18,052,740	38,212,279	17,737,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAR MOUNTAIN RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(US dollars in thousands)

(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities
Net loss	$(4,298)	$(2,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	765	3
Shares and warrants issued for services	183	1,765
Stock options	-	128
Accretion expense	412	-
Change in estimate of asset retirement obligation	(412)	-
Change in estimate of purchase price obligation – Balmat acquisition	931	-
Amortization of debt discount	66	-
Cancellation of shares	(99)
Changes in operating assets and liabilities
Prepaid expense	66	12
Restricted cash	(301)	-
Accounts payable and accrued expenses	456	81
Accounts payable - related party	(5)	17
Accrued interest	38	-
Accrued interest - related party	48	16
Accrued compensation	125	-

Net cash used in operating activities	(2,025)	(195)

Cash flows from investing activities
Purchase of equipment	(5)	-

Net cash used in investing activities	(5)	-

Cash flows from financing activities
Proceeds from issuance of notes payable	2,934	-
Payments on notes payable	(567)	-
Proceeds from issuance of common stock	-	1,180
Proceeds from loan payable – related party	250	34
Payments on loan payable – related party	(250)	-

Net cash provided by financing activities	2,367	1,214

Net increase in cash	337	1,019

Cash, beginning of period	1,201	46

Cash, end of period	$1,538	$1,065

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$16	$-
Non-cash investing and financing activities
Stock issued for future services	$110	$-
Stock issued for settlement of related party debt	-	86

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

NOTE 2 – GOING CONCERN

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses the past two years and had total current assets of $2,632 and total current liabilities of $6,248, resulting in a negative working capital balance of $3,616 as of June 30, 2016. Further losses are anticipated in the development of its business. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The consideration paid was comprised of $1,000 in cash, $12,431 in a deferred payment liability, and 10,628,857 shares of the Company’s stock (which includes 78,857 shares issuable to Hudbay as part of the acquisition purchase price as of June 30, 2016) valued at $3,078.

The acquisition has generated no revenues for us since the November 2, 2015 acquisition date.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted principles for interim financial statements. Accordingly, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal, recurring nature. The interim results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2016.

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

In April 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of its simplification initiative. This ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact the adoption of ASU 2016-09 will have on our financial statements and related disclosures.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company continually monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits. The Company’s balances of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, and notes payable approximate fair value.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Reclamation deposits	-	$1,688	-	1,688	-	$1,688	-	1,688
Total financial assets	$-	$1,688	$-	$1,688	$-	$1,688	$-	$1,688

Liabilities
Purchase price obligation – Balmat Acquisition	-	-	13,361	13,361	-	-	12,431	12,431
Asset retirement obligation	-	-	17,906	17,906	-	-	17,906	17,906
Total financial assets and liabilities	$-	$1,688	$31,267	$32,955	$-	$1,688	$30,337	$32,025

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

NOTE 6 – RESTRICTED CASH

As of June 30, 2016 and December 31, 2015, the Company had current restricted cash balances of $301 and zero, respectively. The June 30, 2016 balance includes funds held in escrow by TCA related to property tax payments owed for the Balmat property and an obligation associated with the stipulated agreement liability. These restricted funds will become unrestricted upon satisfaction of proof of payment or release of the liability.

NOTE 7 – PREPAID EXPENSES AND OTHER

As of June 30, 2016 and December 31, 2015, the Company had prepaid expenses totaling $293 and $333, respectively. These balances include prepayments associated with property taxes, insurance premiums and consulting contracts. All amounts are being amortized over the time period associated with the prepaid expense.

NOTE 8 – PROPERTY, PLANT and EQUIPMENT

As of June 30, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	June 30, 2016			December 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Buildings	$892	$59	$833	$892	$16	$876
Machinery & Equipment	18,911	901	18,010	18,911	231	18,680
Mobile Equipment	4,984	65	4,919	4,984	16	4,968
Office Furniture & Equipment	38	8	30	33	5	28
	$24,825	$1,033	$23,792	$24,820	$268	$24,552

Depreciation expense for the six months ended June 30, 2016 and 2015 was $765 and $3, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

2016

On May 12, 2016, Joseph Marchal, the Company’s CEO and Executive Chairman, and Edward Brogen, one of the Company’s Directors, each loaned the Company $125 bearing interest at 15% per annum (“May 2016 Bridge Loans”). The loans were repaid in full upon closing of the TCA Global debt on June 28, 2016.

As of June 30, 2016, the Company owed Mr. Marchal and Mr. Brogen $293 and $640, respectively, inclusive of interest, for outstanding notes issued on November 10, 2015. See Note 10 for further details. Additionally, the Company owed each party $2 in interest associated with the May 2016 Bridge Loans.

2015

Mr. Marchal loaned the Company an aggregate of $20 in cash and paid expenses totaling $15 on behalf of the Company at various times during the six months ended June 30, 2015. In addition, Mr. Marchal agreed to convert $86 of outstanding loans as part of the Unit Offering that closed on June 30, 2015. As of June 30, 2015, the Company owed Mr. Marchal a total of $202 for amounts advanced to the Company. For the six months ended June 30, 2015, the Company recorded $16 in interest expense related to loans from Mr. Marchal.

Mr. Brogen purchased $250 worth of units in the Unit Offering that closed on June 30, 2015.

On March 1, 2015, Mark Osterberg, the Company’s President and COO, was issued 50,000 shares as a one-time signing bonus as part of his employment agreement. The value of the shares was estimated at $1.20 per share.

During the six months ended June 30, 2015, related parties were issued shares of common stock for services rendered in lieu of cash compensation. These shares were issued at $1.10 per share. The related party, date of issuance and number of shares are outlined below:

Related Party	Date of Issuance	Number of Shares Issued
Joseph Marchal, CEO and Executive Chairman	May 15, 2015	500,000
Edward Brogan, Director	May 15, 2015	250,000
Donna Moore, Controller and CAO*	May 15, 2015	50,000
Doug MacLellan, Director	May 15, 2015	50,000
Donald Sutherland, Director	May 15, 2015	50,000
Mark Osterberg, President and COO	May 15, 2015	50,000
John Heinzig, Operations Manager*	May 15, 2015	100,000
Summit Capital USA, Inc.*	May 15, 2015	500,000
TOTAL		1,550,000

*These parties were related parties at the time of the transaction, but are no longer related parties

NOTE 10 – DEBT

The Company’s current debt balance at June 30, 2016 is net of reductions of $564 for unamortized discounts and unamortized debt issuance costs; and at December 31, 2015 there were no reductions. The components of debt follow:

	June 30, 2016	December 31, 2015

Aviano Note Payable	$600	$850
Fognani Note Payable	200	440
DANC Note Payable	500	-
Less: Deferred financing fees	(7)	-
	493	-
TCA Global Note Payable	3,000	-
Less: Deferred financing fees	(557)	-
	2,443	-
Other	13	90
Total current debt	$3,749	$1,380

Stipulated Agreement Liability

The Company entered into an agreement with Michael Christiansen (“Christiansen”), a former officer of the Company on August 13, 2013 (the “Stipulated Agreement”) to pay Christiansen $123 (the “Amount Due”) relating to a promissory note, accrued compensation and out-of-pocket expenses incurred on behalf of the Company. The payment of this agreement is in default. Subject to completion of the payments due under the agreement, the parties agreed to release certain claims against each other related to or arising in connection with the matters that gave rise to our agreement to pay the Amount Due. At June 30, 2016 and December 31, 2015, the remaining liability of $79 is recorded as Stipulated Agreement Liability in the accompanying unaudited condensed consolidated financial statements.

Notes Payable

Aviano Note Payable

On November 2, 2015, the Company issued an $850 promissory note bearing interest at 8% per annum as part of the Balmat Acquisition (see Note 3), of which $750 was payable within ten days of issuance with the remaining $100 to be paid no later than November 2, 2016, or such earlier date as the Company has completed a transaction resulting in cash proceeds of at least $6,000. As of June 30, 2016, the Company had paid $250 of this promissory note and had recorded $36 of accrued interest associated with this note ($25 during the six months ended June 30, 2016).

Fognani Note Payable

On November 2, 2015, the Company issued a $540 promissory note bearing interest at 8% per annum for payment of legal fees relating to the Balmat Acquisition. The Company is obligated to pay $50 per month for ten consecutive months with a final payment of $40 plus accrued interest due on the 15th day of the eleventh month. As of June 30, 2016, the Company had paid $340 of this loan and had recorded $20 of accrued interest associated with this note ($13 during the six months ended June 30, 2016). As of June 30, 2016, we were delinquent in our payments under the terms of this note.

DANC Note Payable

On March 15, 2016, the Company issued a $500 promissory note bearing interest at 2.3% per annum to the Development Authority of the North Country, a New York public benefit trust (“DANC”). The maturity date of the note is April 1, 2017, and the Company is obligated to pay interest-only payments on a monthly basis beginning April 1, 2016. Pursuant to the terms of the note, SLZ granted a security interest in certain of its machinery and equipment as well as mining rights to DANC. In addition, unconditional guarantees were provided by Balmat, Northern Zinc and Star Mountain. The Company paid $3 in interest during the six months ended June 30, 2016. Net proceeds received after fees were $490.

TCA Global Note Payable

On June 28, 2016 the Company entered into and completed the transactions contemplated by the Securities Purchase Agreement (the “SPA”) it entered into with TCA Global Credit Master Fund, LP, a limited partnership organized and existing under the laws of the Cayman Islands (“TCA Global”), whereby the Company agreed to sell and issue to TCA Global up to $5,000 of senior secured convertible, redeemable debentures (the “Debenture”), of which $3,000 was purchased by TCA Global on the Closing Date for the total purchase price of $3,000. Up to $2,000 of additional Debentures may be purchased in additional closings by TCA Global upon our mutual agreement with TCA Global.

Pursuant to the SPA, the Company issued the Debenture to TCA Global in the principal amount of $3,000 which bears interest at 18% per annum. The Company agreed to make monthly payments of principal and interest to TCA Global provided the first two monthly payments after the Closing Date will consist of interest only. Beginning on the third month after the Closing Date, the entire principal amount will be amortized in equal payments over the next 10 months along with interest on the unpaid balance until the maturity date which is 12 months after the Closing Date. In the event of default under any term or condition of the Debenture, the interest on the Debenture will accrue at the rate of 22% per annum until it is paid.

The Company has the right to redeem the Debenture in full and for cash, at any time prior to the Maturity Date, with three business days advance written notice to TCA Global. The amount required to redeem the Debenture in full is equal to: (i) the aggregate principal amount then outstanding under the Debenture; plus all accrued and unpaid interest due under the Debenture as of the redemption date. The Company is required to deliver the redemption amount to TCA Global on the third business day after the date of the redemption notice.

TCA Global may at any time and from time to time while the Debenture is outstanding on or after the Closing Date, during the period of time when an event of default has occurred under the Debenture and remains uncured and at the sole option of TCA Global, convert the Debenture into shares of our common stock (the “Conversion Shares”) at a conversion price equal to: (i) the amount to be converted; divided by (ii) eighty-five percent (85%) of the lowest of the volume weighted average price of our common stock during the five (5) trading days immediately prior to a conversion date. The Company agreed to give TCA Global make-whole rights whereby the Company agreed that upon liquidation by TCA Global of the Conversion Shares, provided that TCA Global realizes a net amount from such liquidation equal to less than the conversion amount specified in the relevant conversion notice (such net realized amount, the “Realized Amount”), the Company agreed to issue to TCA Global additional shares of our common stock equal to: (i) the conversion amount; minus (ii) the Realized Amount; divided by (iii) the average volume weighted average price of our Common Stock during the five (5) Business Days immediately prior to the date upon which TCA Global delivers notice to the Company that such additional shares are requested by TCA Global. Following the sale of the make-whole shares by TCA Global: (i) in the event that TCA Global receives net proceeds from such sale which, when added to the Realized Amount from the prior relevant conversion notice, is less than the conversion amount specified in the relevant conversion notice, TCA Global shall deliver an additional make-whole notice to us and our obligation to issue make-whole shares shall continue until the conversion amount has been fully satisfied; and (ii) in the event that TCA Global received net proceeds from the sale of make-whole shares in excess of the conversion amount specified in the relevant conversion notice, such excess amount shall be applied to satisfy any and all amounts owed hereunder in excess of the conversion amount specified in the relevant conversion notice.

Negative Covenants

Pursuant to the terms of the SPA, the Company agreed to that the Company would not take any of the following actions so long as TCA Global owns the Debentures:

●	Incur or assume any additional indebtedness or permitting any encumbrances on any of our assets except as provided for in the SPA or approved by TCA Global.

●	Make any new investments.

●	Issue any new equity, debt or convertible or derivative instruments or securities that would result in a Change of Control.

●	Enter into any transaction involving a “Change of Control”, or any other merger, consolidation, sale, transfer, license, Lease, Encumbrance or other disposition of all or substantially all of its properties or business or all or substantially all of its Assets, except for the sale, lease or licensing of property or our assets in the Ordinary Course of our business.

●	Purchase or redeem any shares of our capital stock; (ii) declare or pay any dividends or distributions, whether in cash or otherwise, or set aside any funds for any such purpose; (iii) make any distribution to its shareholders, make any distribution of our property or Assets or make any loans, advances or extensions of credit to, or investments in, any Person, including, without limitation, any our Affiliates, or our officers, directors, employees or Material Shareholder; (iv) pay any of our outstanding indebtedness, except for indebtedness and other Obligations permitted under the SPA; (v) increase the annual salary paid to any of our officers or directors, unless any such increase is part of a written employment contract with any such officers entered into prior to the Closing Date; or (vi) add, replace, remove, or otherwise change any directors or officers of the Credit Parties from the directors and officers existing as of the Closing Date, unless first approved by TCA Global in writing, which approval may be granted or withheld or conditioned by TCA Global in its sole and absolute discretion.

●	Use any portion of the proceeds of the Debentures except as provided for in the use of proceeds confirmation approved by TCA Global in its sole and absolute discretion.

●	Engage in any line of business other than the businesses engaged in as of the Closing Date and business reasonably related thereto; (ii) change its name, organizational identification number (if applicable), its type of organization, its jurisdiction of organization or other legal structure; or (iii) permit its Certificate of Incorporation, Bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to have a material adverse effect.

●	Enter into any transaction with any of its Affiliates, officers, directors, employees, Material Shareholders or other insiders, except in the Ordinary Course of Business and upon fair and reasonable terms that are no less favorable to us than the Company would obtain in a comparable arm’s length transaction with a Person not an Affiliate of ours.

●	Maintain any bank, deposit, credit card payment processing accounts, or other accounts with any financial institution, or any other Person, other than our accounts listed in the SPA without TCA Global’s prior written approval, which approval may be withheld or conditioned in TCA Global’s sole and absolute discretion.

Transaction and Advisory Fees and Expenses

The Company paid TCA Global a commitment fee equal to one percent (1%) of the amount of the Debentures purchased by TCA Global on the Closing Date. In the event of any additional closings, the Company agreed to pay TCA Global a commitment fee equal to one percent (1%) of the amount of the Debentures purchased by TCA Global at any such additional closings. In addition, the Company paid TCA Global a due diligence fee equal to $15 on the Closing Date. The Company also agreed to pay TCA Global’s legal fees and expenses of incurred by TCA Global in connection with: (i) the preparation, negotiation, execution, delivery, recordation, administration, amendment, subordination, waiver or other modification or termination of the SPA or any other documents related thereto (the “Transaction Document”); (ii) any documentary stamp taxes, intangibles taxes, recording fees, filing fees, or other similar taxes, fees or charges imposed by or due to any Governmental Authority in connection with the SPA or any other Transaction Documents; (iii) the exercise or enforcement of any of the rights of TCA Global under the SPA or the Transaction Documents; or (iv) the failure by the Credit Parties to perform or observe any of the provisions of the SPA or any of the Transaction Documents. Included in the foregoing shall be the amount of all expenses paid or incurred by TCA Global in consulting with counsel concerning any of its rights under the SPA or any other Transaction Document or under applicable law. In addition, the Company paid TCA Fund Management Group an advisory fee of $300 on the Closing Date pursuant to the terms of an Advisory Services Agreement. Net proceeds received after fees were $2,444.

Collateral

To secure our obligations under the Debenture, the Company entered into a Security Agreement covering all of our assets, a pledge agreement covering our ownership interest in our subsidiaries and our subsidiaries entered into security agreements covering all of their assets and pledge agreements covering their ownership interest in their subsidiaries (our indirect subsidiaries) (collectively, the “Pledge Agreements”), our wholly owned, indirect subsidiary St. Lawrence Zinc Company, LLC entered into a Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing in favor of TCA Global encumbering all of its real property and mining interests (“Mortgage”) (such mortgage is subject to the $500 principal amount promissory note the Company issued to DANC, which loan is pari passu with the Debenture as provided for in an Intercreditor Agreement entered into between DANC and TCA Global), Guarantee Agreements whereby our subsidiaries guaranteed our performance and payment under the Debenture.

Notes Payable – Related Parties

The Company’s current notes payable – related parties balance at June 30, 2016 is net of reductions of $42 for unamortized discounts; and at December 31, 2015 there were reductions of $105. The components of notes payable – related parties follow:

	June 30, 2016	December 31, 2015
Note payable – Mr. Marchal	$600	$600
Less: Discount	(29)	(72)
	571	528
Note payable – Mr. Brogen	275	275
Less: Discount	(13)	(33)
	262	242
Total current notes payable – related parties	$833	$770

On November 10, 2015, the Company sold a total of 87.5 units to Mr. Marchal and Mr. Brogen in a private offering. Each unit consisted of:

(i)	one convertible note in the principal amount of $10 per unit that bears simple interest at the rate of 10% per annum and is payable by the Company on a lump sum basis with respect to principal and interest on or before October 31, 2016, unless earlier repaid at the sole option of the Company or converted into common stock at a conversion price of $1.00 per share;

(ii)	5,000 shares of the Company’s common stock; and

(iii)	a warrant to purchase 5,000 shares of the Company’s common stock at $2.00 per share for a period of three years from the date of issuance.

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

Based on the relative fair values, initial note principal and note discount of $875 and $126, respectively, were recorded. During the six months ended June 30, 2016, the Company recorded $63 in accretion of the note discount and $44 of accrued interest associated with these related party notes. The effective interest rate of the notes is 24.5%.

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

NOTE 11 – ASSET RETIREMENT OBLIGATION

Changes in our asset retirement obligation are summarized in the following table:

Balance, December 31, 2015	$17,906
Accretion expense	412
Releases	-
Revisions to cost estimates	(412)
Balance, June 30, 2016	$17,906

The Company recognized $412 in accretion expense during the six months ended June 30, 2016. An adjustment to the estimated timing of future cash outflows associated with the Company’s planned reclamation activities resulted in a $412 downward adjustment to the estimated fair value of the Company’s liability as of June 30, 2016.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Legal Matters

In connection with our litigation involving Michael Stanford, formerly the Company’s CEO, in which the Fifth District Court of Beaver County (Civil Case No. 140500023) awarded us a judgment against Mr. Stanford, the court issued a further order on February 2, 2015 authorizing us to cancel 910,000 shares of our common stock previously issued to Mr. Stanford. This cancellation of shares was in addition the 25,000,000 shares that Mr. Stanford returned to the Company and were cancelled by us on September 22, 2014. The 910,000 shares were cancelled on February 2, 2015.

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

NOTE 13 – EQUITY

Common Stock

On January 1, 2016, the Company entered into a consulting agreement for services relating to shareholder information and public relations. The consulting firm was issued 200,000 shares of the Company’s common stock valued at $0.66 per share for the six-month agreement. Subsequently, on May 27, 2016, the Company cancelled 150,000 of the issued shares upon termination of the agreement.

On February 24, 2016, the Company entered into a consulting agreement for services relating to management consulting and business advisory. The consulting firm was issued 150,000 shares of the Company’s common stock valued at $0.51 per share for the six-month agreement.

Stock Options

The Company did not issue any stock option awards during the six months ended June 30, 2016.

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

The compensation expense recognized in our unaudited condensed consolidated financial statements for the six months ended June 30, 2016 and 2015 for stock option awards was zero and $85, respectively. As of June 30, 2016, there was no unrecognized compensation cost related to unvested stock options as all outstanding options were fully vested.

The following table summarizes our stock option activity for each of the six-month periods ended June 30, 2016 and 2015:

	2016		2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	250,000	$0.50	-	$-

Granted	-	-	250,000	0.50
Cancelled/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, end of period	250,000	$0.50	250,000	$0.50

Exercisable, end of period	250,000	$0.50	150,000	$0.50

Weighted-average fair value per share of options granted during period	n/a		$0.85

Warrants

On May 12, 2016, as part of the consideration for the May 2016 Bridge Loans (described further in Note 9 – Related Party Transactions), the Company issued 125,000 warrants to purchase common stock to each party, Mr. Marchal and Mr. Brogen. Each warrant is exercisable for one of the Company’s common shares. Further details are outlined below.

The Company’s outstanding warrants, each exercisable for one of the Company’s common shares, were issued to investors in connection with offerings of the Company that closed on June 30, 2015; October 31, 2015; and November 2, 2015. In addition, warrants were issued as part of the consideration for the May 2016 Bridge Loans. The exercise price and exercise period are outlined below:

	Total Warrants	Exercise Price	Expiration Date
June 30, 2015 Offering	2,500,000	$1.00	6/30/2018
October 31, 2015 Offering - Series A Warrants	3,130,000	$0.75	10/31/2017
October 31, 2015 Offering - Series B Warrants	3,130,000	$1.50	10/31/2018
November 10, 2015 Offering	437,500	$2.00	11/10/2018
May 2016 Bridge Loans	250,000	$1.00	6/28/2019
	9,447,500

The following table summarizes our warrant activity for the six months ended June 30, 2016 and 2015:

	For the six months ended June 30, 2016		For the six months ended June 30, 2015
	Number of Warrants	Weighted -Average Exercise Price (USD$)	Number of Warrants	Weighted -Average Exercise Price (USD$)
Outstanding, beginning of period	9,197,500	$1.13	-	$-

Granted	250,000	1.00	2,280,000	1.00
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, end of period	9,447,500	$1.13	2,280,000	$1.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Star Mountain Resources, Inc. (collectively, “we,” “us,” “our,” “Star Mountain” or the “Company”) for the six-month period ended June 30, 2016, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herewith and the audited consolidated financial statements of Star Mountain for the year ended December 31, 2015, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Forward-Looking Statements.”

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

OVERVIEW AND OUTLOOK

We currently have limited cash resources on hand and a cash burn rate that ranges from approximately $200 to $300 per month and will increase to approximately $500 to $600 per month beginning in September to satisfy a $3,000 debt obligation we incurred on June 28, 2016 as discussed in Note 10 to our financial statements included in this report. Unless we are able to secure additional funds shortly, we may not be able to meet some or all of our obligations. As a result, capital raising has been and continues to be our number one priority and will remain our top priority until we have successfully raised the capital to meet our projected cash needs; including our working capital needs as well as the capital needed for the re-start of operations at the Balmat Mine.

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

RESULTS OF OPERATIONS

Three and Six months ended June 30, 2016 and June 30, 2015

Summary

Our consolidated net losses were $1,523 and $1,776 for the three months ended June 30, 2016 and June 30, 2015, respectively and $4,298 and $2,217 for the six months ended June 30, 2016 and June 30, 2015, respectively.

For the three months ended June 30, 2016 and 2015, the decrease in our consolidated net loss was primarily due to (i) a decrease in general and administrative expenses of $837, (ii) a decrease in executive compensation of $371, and (iii) an unrealized gain of $206. These decreases were partially offset by (i) an increase in mine maintenance costs of $444, (ii) an increase in depreciation and amortization of $382, (iii) an increase in accretion expense of $206, and (iv) an increase in interest expense of $87.

For the six months ended June 30, 2016 and 2015, the increase in our consolidated net loss was primarily due to (i) an increase in mine maintenance costs of $985, (ii) an increase in depreciation and amortization of $762, (iii) an unrealized loss of $519, (iv) an increase in accretion expense of $412, and (v) an increase in interest expense of $157. These increases were partially offset by (i) a decrease in general and administrative expenses of $395, and (ii) a decrease in executive compensation of $381.

Revenue

Revenues for the three and six months ended June 30, 2016 and 2015 were zero as we had no properties in production during either period.

Executive Compensation

Executive compensation was $122 and $493 for the three months ended June 30, 2016 and June 30, 2015, respectively and $242 and $623 for the six months ended June 30, 2016 and June 30, 2015, respectively. In May 2015, the Company issued shares to executives for their services in lieu of cash, accounting for $593 of the $623 incurred during the six-month period.

Exploration and development costs

Exploration and development costs were $90 and $45 for the three months ended June 30, 2016 and June 30, 2015, respectively and $139 and $112 for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase during the 2016 period was due to the acquisition of the Balmat Mine acquired in November 2015. While we have performed minimal exploration at our Chopar project during 2016, we continue to incur development costs at the Balmat Mine as we continue to pursue restarting production.

Mine Maintenance

Mine maintenance costs were $444 and zero for the three months ended June 30, 2016 and June 30, 2015, respectively and $985 and zero for the six months ended June 30, 2016 and June 30, 2015, respectively. The costs incurred during the 2016 period related to the Balmat Mine the Company purchased in November 2015. No such costs were incurred during the same period of 2015.

Depreciation and Amortization

Depreciation and amortization was $383 and $1 for the three months ended June 30, 2016 and June 30, 2015, respectively and $765 and $3 for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase during the 2016 period was due to the increase in depreciable property, plant and equipment at the Balmat Mine acquired in November 2015.

Accretion Expense

Accretion expense was $206 and zero for the three months ended June 30, 2016 and June 30, 2015, respectively and $412 and zero for the three months ended June 30, 2016 and June 30, 2015, respectively. The expense incurred during the 2016 period related to the asset retirement obligation assumed as part of the Balmat Mine acquisition in November 2015. No such expense was incurred during the same period of 2015.

General and Administrative

General and administrative expenses were $390 and $1,227 for the three months ended June 30, 2016 and June 30, 2015, respectively and $1,066 and $1,461, for the six months ended June 30, 2016 and June 30, 2015, respectively. During the second quarter of 2015, the Company issued shares for services to Directors and consultants in lieu of cash. No similar share issuance occurred in the corresponding 2016 period. Absent the costs associated with the share issuance in 2015, remaining general and administrative expenses increased during the corresponding 2016 period as a result of the acquisition of the Balmat Mine in November 2015. With the closing of the acquisition, the Company employed an additional seven full-time employees from the Balmat Mine as well as increased the number of employees and consultants at the corporate offices. Accounting and legal fees associated with a more complex entity and operating structure also contributed to increased fees incurred.

Interest Expense

Total interest expense was $97 and $10 for the three months ended June 30, 2016 and June 30, 2015, respectively and $175 and $18, for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase in interest expense was due to the increase in outstanding debt as the Company issued several notes in late 2015 and 2016 to help finance the acquisition and development of the Balmat Mine.

Unrealized Gain/Loss

The Company recognized an unrealized gain of $206 and zero for the three months ended June 30, 2016 and June 30, 2015, respectively. The gain represents the change in estimated fair value of the Company’s asset retirement obligation. The Company’s asset retirement obligation did not exist as of June 30, 2016, as the Balmat Acquisition closed in November 2015.

The Company recognized an unrealized loss of $519 and zero for the six months ended June 30, 2016 and June 30, 2015, respectively. The unrealized loss for the six month period of 2016 consists of an unrealized net loss of $931, representing the change in fair value of the Company’s outstanding purchase price obligation associated with the Balmat acquisition, partially offset by an unrealized gain of $412, representing the change in estimated fair value of the Company’s asset retirement obligation. No such changes in fair value occurred during the comparative period in 2015.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $2,025 for the six months ended June 30, 2016, compared with $195 for the same period in 2015. The increase in cash used is mostly the result of (a) mine maintenance activities during the 2016 period occurring as a result the Balmat Mine acquisition in November 2015 as well as the Company’s cash payments to executives and third party vendors/consultants during 2016 (whereas much of the expenses incurred during the comparative 2015 period were settled through the issuance of stock or considered contributed capital).

Financing Activities

Net cash provided by financing activities was $2,367 for the six months ended June 30, 2016, compared to $1,214 for the same period in 2015. The net activity in the 2016 period included proceeds from the issuance of new debt for net proceeds of $3,184, offset by debt repayments of $815. The net proceeds in 2015 related to issuances of common stock as well as proceeds from related party notes issued during the period.

Liquidity and Capital Resources

At June 30, 2016, we had a working capital deficit of $3,616 which represented an increase of $2,498 over our December 31, 2015 working capital deficit of $1,118. This increase was largely the result of (i) increases in notes payable and associated interest payable, accounting for approximately $2,432 and (ii) an increase in accounts payable and accrued expenses of $664, partially offset by (iii) increased cash and cash equivalents and restricted cash balances, accounting for $638.

To the extent that we are unable to raise the funds for Balmat Mine’s restart and have no production from the mine, the $500 deferred purchase price obligation to Hudbay would not have to be paid within the next twelve months as the timing of this payment is tied to our first shipments of zinc concentrates from the mine (subject to a final “no later than” payment date as is more fully explained in Note 9 – Debt to the unaudited condensed consolidated financial statements).

Total outstanding debt as of June 30, 2016 was $17,943, of which $5,082 was estimated to come due within the next twelve months. These amounts are primarily made up of obligations associated with the Balmat acquisition. The remaining long-term debt of $12,861 is associated with our outstanding obligation to Hudbay for the Balmat Mine acquisition and becomes due at various dates commencing upon completion of the first shipment of ore concentrate from the Balmat Mine.

Going Concern

We do not have sufficient funds to satisfy our current cash needs and, as a result, we will need to raise additional capital in order to service our debt, fund our on-going operation expenses and, to the extent the capital is available, fund the refurbishment activities necessary to return the Balmat Mine to production. As a result, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Joseph Marchal, and our Chief Financial Officer, Wayne Rich, the certifying officers. Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 1, 2016, the Company issued 200,000 shares of the Company’s common stock valued at $0.66 per share in exchange for consulting services.

On February 24, 2016, the Company issued 150,000 shares of the Company’s common stock valued at $0.51 per share for management consulting and business advisory services.

On June 28, 2016 the Company issued 250,000 common stock purchase warrants exercisable at $1.00 per share as partial consideration for certain loans.

The securities referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator of a mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. The table that follows reflects citations, orders, violations and proposed assessments issued to the Company by MSHA during the six months ended June 30, 2016 for the Balmat Mine and mill and all legal actions pending before the Federal Mine Safety and Health Review Commission as of June 30, 2016. Due to timing and other factors, the data may not agree with the mine data retrieval system maintained by MSHA at www.MSHA.gov.

Mine or Operating	Section 104	Section	Section 104(d) Citations	Section	Section	Total Dollar Value of MSHA	Total Number of Mining	Received Notice of Pattern of Violations Under	Received Notice of Potential to Have Pattern Under	Legal Actions Pending as of Last	Legal Actions Initiated	Legal Actions Resolved
Name/MSHA	S&S	104(b)	and	110(b)(2)	107(a)	Assessments	Related	Section	Section	Day of	During	During
Identification	Citations	Orders	Orders	Violations	Orders	Proposed	Fatalities	104(e)	104(e)	Period	Period	Period
Number	(#)	(#)	(#)	(#)	(#)	($)	(#)	(yes/no)	(yes/no)	(#)	(#)	(#)
Balmat Mine No. 4 & Mill 30-01185	1	-	-	-	-	$0.5	-	No	No	-	-	-

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of Nevada on May 19, 2016 effective as of May 22, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K as filed with the SEC on May 25, 2016).

3.2	Amended and Restated Bylaws, effective as of May 22, 2016 (Incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K as filed with the SEC on May 25, 2016).

10.1	Securities Purchase Agreement between Star Mountain Resources, Inc. and TCA Global Credit Master Fund, LP dated June 28, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on July 7, 2016).

10.2	Senior Secured, Convertible, Redeemable Debenture issued by Star Mountain Resources, Inc. in favor of TCA Global Credit Master Fund, LP dated June 28, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on July 7, 2016).

10.3	Advisory Services Agreement between Star Mountain Resources, Inc. and TCA Fund Management Group dated June 28, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on July 7, 2016).

10.4	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by St. Lawrence Zinc Company, LLC to TCA Global Credit Master Fund, LP dated June 28, 2016 (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on July 7, 2016).

10.5	Form of Security Agreement in favor of TCA Global Credit Master Fund, LP (Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K as filed with the SEC on July 7, 2016).
10.6	Form of Pledge Agreement in favor of TCA Global Credit Master Fund, LP (Incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K as filed with the SEC on July 7, 2016).
10.7	Form of Guarantee Agreement in favor of TCA Global Credit Master Fund, LP (Incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K as filed with the SEC on July 7, 2016).
10.8	Form of Common Stock Warrant issued in June 2016 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on June 17, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Star Mountain Resources, Inc.

Date: August 11, 2016	By:	/s/ Joseph Marchal
Joseph Marchal
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Wayne Rich
Wayne Rich
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

